Form 10-K
period 2025-12-31
UNITED THERAPEUTICS Corp
filed 2026-02-25
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 30, 2025, as reported by the Nasdaq Global Select Market was approximately $11,233,042,523.
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 18, 2026, was 43,827,686.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2026 annual meeting of shareholders scheduled to be held on June 26, 2026, are incorporated by reference in Part III of this Form 10-K.

2	United Therapeutics, a public benefit corporation

PART I
Item 1. Business
Overview
Founded by our Chairperson and Chief Executive Officer, Martine Rothblatt, to find a cure for her daughter’s life-threatening rare disease, pulmonary arterial hypertension (PAH), United Therapeutics advances therapies for people living with serious diseases with unmet medical needs. Our mission is to transform the treatment of rare diseases and expand the availability of transplantable organs through innovative organ manufacturing technologies.
As a public benefit corporation (PBC), we aim to deliver meaningful impacts for our patients, our people, our shareholders, and other stakeholders. Our public benefit purpose, as outlined in our charter and approved by our shareholders, is to provide a brighter future for patients through (a) the development of novel pharmaceutical therapies; and (b) technologies that expand the availability of transplantable organs.
We market and sell the following commercial therapies in the United States to treat PAH:
•Tyvaso DPI® (treprostinil) Inhalation Powder (Tyvaso DPI);
•Tyvaso® (treprostinil) Inhalation Solution (Nebulized Tyvaso), which includes the Tyvaso Inhalation System;
•Remodulin® (treprostinil) Injection (Remodulin); and the Remunity® and RemunityPRO™ Pumps for Remodulin (Remunity);
•Orenitram® (treprostinil) Extended-Release Tablets (Orenitram); and
•Adcirca® (tadalafil) Tablets (Adcirca).
Tyvaso DPI and Nebulized Tyvaso are also approved by the U.S. Food and Drug Administration (FDA) to treat pulmonary hypertension associated with interstitial lung disease (PH-ILD).
In the United States, we also market and sell an oncology product, Unituxin® (dinutuximab) Injection (Unituxin), which is approved by the FDA for the treatment of high-risk neuroblastoma. Outside the United States, we derive revenues from sales of Nebulized Tyvaso, Remodulin, and Unituxin.
We also have products in development for PAH, idiopathic pulmonary fibrosis (IPF), and progressive pulmonary fibrosis (PPF), and other diseases with unmet medical needs.
Our principal executive offices are located at 1000 Spring Street, Silver Spring, Maryland 20910 and at 55 T.W. Alexander Drive, Durham, North Carolina 27713. Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report on Form 10-K (this Report) to “United Therapeutics” and to the “company”, “we”, “us” or “our” are to United Therapeutics Corporation and its subsidiaries.

2025 Annual Report	3

Our Commercial Products
Our commercial product portfolio consists of the following:

Product	Mode of Delivery	Indication	Current Status	Our Territory
Tyvaso DPI	Inhaled dry powder via pre-filled, single-use cartridges	PAH and PH-ILD	Commercial sales in the U.S.	Worldwide
Nebulized Tyvaso	Inhaled solution via ultrasonic nebulizer	PAH and PH-ILD	Commercial sales in the U.S., Japan, and various other countries in Asia, the Middle East, and Latin America	Worldwide
Remodulin	Continuous subcutaneous and continuous intravenous	PAH	Commercial sales in the U.S., most of Europe*, Japan, and various other countries in Asia, the Middle East, and Latin America	Worldwide
Remunity and RemunityPRO Pumps for Remodulin	Continuous subcutaneous	PAH	Commercial sales in the U.S.	Worldwide
Orenitram	Oral tablets	PAH	Commercial sales in the U.S.	Worldwide
Unituxin	Intravenous	High-risk neuroblastoma	Commercial sales in the U.S., Canada, and Japan	Worldwide
Adcirca	Oral tablets	PAH	Commercial sales in the U.S.	United States
*    Remodulin is marketed and sold in most of the major European markets other than the United Kingdom for both intravenous and subcutaneous administration. In the United Kingdom, Remodulin is sold on a named-patient basis only.
Products to Treat Pulmonary Hypertension
Pulmonary hypertension (PH) has been classified into five groups. PAH is designated as group 1 PH, which includes multiple etiologies such as idiopathic (meaning the cause is unknown) and heritable PAH, as well as PAH associated with connective tissue diseases. PH associated with lung disease, such as PH-ILD and pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD), has been classified as group 3 PH. In addition, patients with PAH are classified based on clinical severity, ranging from functional class I (no symptoms) through functional class IV (severe symptoms). Labeled indications for PAH therapies often note that clinical studies for the drug predominantly included patients in one or more functional classes.
Most of our PH products were initially approved to treat only PAH. In March 2021, Nebulized Tyvaso was approved to treat PH-ILD in addition to PAH. In May 2022, we also obtained FDA approval of Tyvaso DPI to treat both PAH and PH-ILD. We are engaged in further research and development of additional indications for Nebulized Tyvaso to treat certain fibrotic lung conditions underlying PH-ILD. For further details, see Research and Development below.
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

4	United Therapeutics, a public benefit corporation

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
•Activin Signaling Inhibitors. Activin signaling inhibitors aim to improve the balance between pro- and anti-proliferative signaling to regulate vascular cell proliferation underlying PAH. In March 2024, Merck & Co., Inc. (Merck) obtained FDA approval for the first activin signaling inhibitor, known as Winrevair® (sotatercept), to treat PAH, and launched sales of the product shortly thereafter.
Because any or all of these pathways may be therapeutic targets in a patient, these classes of drugs are used alone or in combination to treat patients with PAH. We currently market drugs in two of these classes. Tyvaso DPI, Nebulized Tyvaso, Remodulin, and Orenitram are all formulations of treprostinil, a prostacyclin analogue, and Adcirca is a PDE-5 inhibitor.
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
We sell Tyvaso DPI and Nebulized Tyvaso to specialty pharmaceutical distributors in the United States. We recognized $1,878.2 million, $1,620.4 million, and $1,233.7 million in combined Tyvaso DPI and Nebulized Tyvaso net product sales, representing 59 percent, 56 percent, and 53 percent of our total revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Nebulized Tyvaso is approved for PAH and PH-ILD in the United States and Japan, and it is also approved for PAH and/or PH-ILD in various countries in Asia, the Middle East, and Latin America. Tyvaso DPI is currently approved only in the United States.
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
Both Nebulized Tyvaso and Tyvaso DPI have no stated maximum dose; they may be titrated to an effective dose based on individual patient tolerability under the supervision of a health care provider.

2025 Annual Report	5

Remodulin
Remodulin was approved by the FDA for subcutaneous and intravenous administration in 2002 and 2004, respectively, and has been sold commercially in the United States since 2002. We sell Remodulin to specialty pharmaceutical distributors in the United States and to pharmaceutical distributors internationally. We recognized $526.8 million, $538.1 million, and $494.8 million in Remodulin net product sales, representing 17 percent, 19 percent, and 21 percent of our total revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Remodulin is indicated to treat patients with PAH to diminish symptoms associated with exercise. Studies establishing effectiveness included patients with functional class II-IV (moderate to severe) symptoms. Outside of the United States, Remodulin is approved and commercialized for the treatment of PAH in most of Europe, Canada, Japan, and various other countries in Asia, the Middle East, and Latin America.
We believe that Remodulin has many qualities that make it an appealing alternative to competitive continuously infused PAH therapies. Remodulin is stable at room temperature, so it does not need to be cooled during infusion and patients do not need to use cooling packs or refrigeration to keep it stable. Treprostinil is highly soluble under certain conditions and highly potent, which enables us to manufacture Remodulin in concentrated solutions. This allows therapeutic concentrations of Remodulin to be delivered at low flow rates via infusion pumps for both subcutaneous and intravenous infusion. Remodulin can be continuously infused for up to 72 hours before refilling the external infusion pump, or up to 48 hours for diluted Remodulin. This profile contrasts favorably with non-treprostinil based, continuously infused prostacyclin therapies on the market: Veletri® and generic epoprostenol.
Generic epoprostenol is not stable at room temperature (and therefore requires refrigeration or the use of cooling packs), but Veletri may be stable at room temperature depending on its concentration. Generic epoprostenol and Veletri have shorter half-lives than Remodulin, requiring mixing prior to pump refills. Neither of these competitive products may be administered via subcutaneous infusion, and therefore may only be delivered intravenously which, unlike subcutaneous infusion, requires intravenous infusion line placement and carries the risk of serious bloodstream infection.
We also face competition from manufacturers of generic versions of Remodulin in the United States and abroad. See the section below entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.
Patients must use external pumps manufactured by third parties to deliver Remodulin. Historically, Smiths Medical, Inc. (Smiths Medical, which was acquired by ICU Medical, Inc., or ICU Medical) manufactured the pumps used by most patients in the United States to administer Remodulin, including the CADD-MS®3 (MS-3) pump used to deliver subcutaneous Remodulin, and the CADD-Legacy® pump to deliver intravenous Remodulin. In 2015, Smiths Medical notified us that it was planning to discontinue the manufacture of the MS-3 pumps and associated cartridges. In response, we funded Smiths Medical’s manufacture of several thousand additional MS-3 pumps and, in parallel, pursued development of the Remunity Pump so that PAH patients would not experience a delay or disruption in their Remodulin therapy. Our specialty pharmacy distributors informed us that supplies of new MS-3 pumps are fully exhausted, although a limited number of refurbished pumps may be available for use with generic treprostinil. In June 2023, our third-party contract manufacturer, Gilero LLC, which was later acquired by Sanner GmbH, obtained FDA clearance for a cartridge to be used with the MS-3 pump for subcutaneous infusion of Remodulin. As discussed below under Remunity and RemunityPRO Pumps, our Remunity and RemunityPRO Pumps are now the primary infusion systems used to deliver Remodulin subcutaneously. ICU Medical has also discontinued the CADD-Legacy system, and has made an alternative pump, the CADD-Solis™, available for intravenous infusion of Remodulin.
There are side effects associated with Remodulin. For example, when infused subcutaneously, Remodulin causes varying degrees of infusion site pain and reaction (redness and swelling) in most patients. Patients who cannot tolerate the infusion site pain related to the use of subcutaneous Remodulin may instead use intravenous Remodulin. Intravenous Remodulin is delivered continuously through a surgically implanted central venous catheter, similar to Veletri and generic epoprostenol. Patients who receive therapy through implanted venous catheters have a risk of developing bloodstream infections and a serious systemic infection known as sepsis. Other common side effects associated with both subcutaneous and intravenous Remodulin include headache, diarrhea, nausea, jaw pain, vasodilation, and edema.
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
Remunity and RemunityPRO Pumps
In February 2021, we launched commercial sales of the Remunity Pump, which is a semi-disposable system for subcutaneous delivery of treprostinil that we developed in collaboration with DEKA Research & Development Corp. (DEKA) under an exclusive development and license agreement. The Remunity Pump consists of a small, lightweight, durable pump and controller designed to have a service life of at least three years. The Remunity Pump uses disposable cassettes filled with Remodulin, which can be connected to the pump with less patient manipulation than is typically involved in filling other currently available subcutaneous pumps. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump to us. Under the terms of the agreement, we reimburse all of DEKA’s and its affiliates’ costs to manufacture the Remunity Pump.

6	United Therapeutics, a public benefit corporation

In January 2025, DEKA obtained FDA clearance of a new version of the Remunity Pump, which is intended to improve the patient experience by making the pump easier to use and will be offered only as a patient-filled device. We launched this new system, called RemunityPRO, in September 2025.
The majority of patients being treated with subcutaneous Remodulin in the United States are now using the Remunity or RemunityPRO Pump, and we believe that it is the only subcutaneous infusion system widely available in the United States for newly prescribed treprostinil patients, although a limited number of refurbished MS-3 pumps may be available for use with generic treprostinil. The Remunity and RemunityPRO Pumps are classified by the U.S. Centers for Medicare & Medicaid Services (CMS) as durable medical equipment. Net product sales of Remodulin include sales of the Remunity and RemunityPRO Pumps.
Orenitram
Orenitram is the only FDA-approved, orally-administered prostacyclin analogue, and is the only oral PAH prostacyclin class therapy approved in the United States that is titratable to a maximum tolerated dose without a dose ceiling. We sell Orenitram to the same specialty pharmaceutical distributors in the United States that distribute Tyvaso DPI, Nebulized Tyvaso, and Remodulin. We recognized $496.9 million, $434.3 million, and $359.4 million in Orenitram net product sales, representing 16 percent, 15 percent, and 15 percent of our total revenues for the years ended December 31, 2025, 2024, and 2023, respectively. In 2013, the FDA approved Orenitram for the treatment of PAH patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study in which PAH patients were not on any approved background PAH therapy. In August 2018, we announced that our clinical study of Orenitram called FREEDOM-EV had met its primary endpoint of delayed time to first clinical worsening event. In particular, the preliminary results showed that Orenitram, when taken with an oral PAH background therapy, decreased the risk of a clinical worsening event versus placebo by 25 percent (p=0.0391), driven by a 61 percent decrease in the risk of disease progression for patients taking Orenitram, when compared to placebo (p=0.0002). In October 2019, the FDA approved a supplement to the Orenitram NDA to update the product’s label to reflect the FREEDOM-EV results. As a result, Orenitram is indicated to delay disease progression and improve exercise capacity.
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

2025 Annual Report	7

Adcirca
Adcirca is a PDE-5 inhibitor, the active pharmaceutical ingredient of which is tadalafil. Tadalafil is also the active pharmaceutical ingredient in Cialis®, which is marketed by Eli Lilly and Company (Lilly) for the treatment of erectile dysfunction. We acquired the commercial rights to Adcirca for the treatment of PAH in the United States from Lilly in 2008. We sell Adcirca at prices established by Lilly. We recognized $30.0 million, $23.8 million, and $28.9 million in Adcirca net product sales, representing one percent of our total revenues for each of the years ended December 31, 2025, 2024, and 2023.
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
We recognized $226.8 million, $238.7 million, and $198.9 million in Unituxin net product sales, representing seven percent, eight percent, and nine percent of our total revenues for the years ended December 31, 2025, 2024, and 2023, respectively.
Research and Development
We focus our research and development efforts on the following pipeline programs. We also engage in a variety of additional research and development efforts, including efforts to develop new and improved devices to deliver our current commercial products and other small molecule therapies, some of which are intended for once-daily or as-needed administration, for a variety of pulmonary indications. In addition, we are developing technologies designed to increase the supply of transplantable organs and organ alternatives and improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, and ex vivo lung perfusion.
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON 1 and TETON 2 studies	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON PPF study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study	Worldwide
Nebulized Tyvaso — TETON studies
On September 2, 2025, we announced that the TETON 2 phase 3 study of Nebulized Tyvaso in patients with IPF met its primary efficacy endpoint of demonstrating improvement in absolute forced vital capacity (FVC) relative to placebo. Nebulized Tyvaso demonstrated superiority over placebo for the change in absolute FVC by 95.6 mL (Hodges-Lehmann estimate, p <0.0001) from baseline to week 52 in patients with IPF. Benefits of Nebulized Tyvaso were observed across all subgroups, such as use of background therapy (nintedanib, pirfenidone, or no background therapy), smoking status, and supplemental oxygen use.
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

8	United Therapeutics, a public benefit corporation

Treatment with Nebulized Tyvaso was well-tolerated, and the safety profile was consistent with previous Nebulized Tyvaso studies and known prostacyclin-related adverse events. No new safety signal was seen.
The TETON 2 study enrolled 597 patients and was conducted outside the United States and Canada. A second phase 3 study of Nebulized Tyvaso in IPF patients, called TETON 1, enrolled 598 patients in the United States and Canada. We intend to use the data from both the TETON 2 study and the ongoing TETON 1 study to support a supplemental NDA to the FDA to add IPF to the labeled indications for Nebulized Tyvaso. Data readout from TETON 1 is expected late in the first quarter, or early in the second quarter, of 2026.
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
We are also conducting a phase 3 study of Nebulized Tyvaso called TETON PPF for the treatment of progressive pulmonary fibrosis (PPF); we enrolled the first patient in TETON PPF in October 2023. The primary endpoint of the TETON PPF study is the change in absolute FVC from baseline to week 52. The TETON PPF study was also prompted by a post-hoc analysis of data from the INCREASE study. PPF is a group of ILD conditions that exhibit progressive, self-sustaining fibrosis, and a similar disease course to IPF. PPF includes idiopathic interstitial pneumonias, autoimmune ILDs, chronic fibrosing hypersensitivity pneumonitis, and fibrotic ILDs related to environmental/occupational exposure. We are targeting enrollment of 698 patients in the TETON PPF study. We believe the U.S. PPF population is similar in size to the IPF population, although it could be larger as some estimates indicate the U.S. population exceeds 180,000 patients.
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
Treprostinil SMI
We are developing a version of inhaled treprostinil that will be a drug-device combination consisting of treprostinil solution and a device known as a soft mist inhaler (SMI). SMI devices are propellant-free, hand-held mechanical devices that deliver an aerosol cloud of medication via a single breath. SMI devices would be more convenient for our patients than the current Tyvaso nebulizer, which requires several breaths using a much larger device that needs electricity. SMI devices are pocket-sized and disposable, and would be delivered pre-filled with drug product, ready to use, without the need to fill it every day like a nebulizer. SMI devices could also provide a favorable adverse event profile compared to dry powder inhalers. We are targeting the same indications for which Nebulized Tyvaso is already approved (PAH and PH-ILD), as well as those for which we plan to seek FDA approval in the future (IPF and PPF). Additionally, we are planning a phase 2 study of treprostinil SMI to treat patients with PH-COPD.
Ralinepag
Ralinepag is a next-generation, once-daily, oral, extended-release, titratable, selective, and potent prostacyclin receptor agonist that we are developing for the treatment of PAH. A phase 2 study of an immediate-release formulation of ralinepag in 61 PAH patients (40 patients on active ralinepag, 21 on placebo) met its primary endpoint, showing a 29.8 percent reduction (p=0.03) in median pulmonary vascular resistance (PVR, the force or resistance that blood encounters as it flows through the blood vessels in the lungs) after 22 weeks of treatment with ralinepag compared with placebo. After participation in the phase 2 study, 45 patients entered into an OLE study to further determine if ralinepag may be safe and effective for long-term use to treat patients with PAH. The study found that ralinepag had a manageable side effect profile, with a decrease in side effects for patients who continued taking ralinepag over time. Moreover, two years after entering the OLE study, the study showed that ralinepag improved the ability to exercise as the 6MWD significantly increased by a mean of 36.3 meters (p=0.004), and over 85 percent of patients remained stable in their functional class. Additionally, hemodynamic measures (metrics to measure how well the heart is working) taken either one or two years after entering the OLE study demonstrated significant improvements (p=0.05) in both median PVR and mean pulmonary arterial pressure (the pressure in the blood vessels connecting the heart).
In June 2025, we concluded enrollment of the ADVANCE OUTCOMES study, which is a phase 3, event-driven clinical trial of an extended-release formulation of ralinepag in PAH patients with a primary endpoint of time to first clinical worsening event. ADVANCE OUTCOMES is a global, multi-center, placebo-controlled trial that includes patients on approved oral background PAH therapies. We continued accruing clinical worsening events in this study through the end of 2025, and plan to release topline data from the study late in the first quarter, or early in the second quarter, of 2026.

2025 Annual Report	9

If approved and launched, we expect ralinepag’s once-daily dosing profile to position it favorably compared with Uptravi (selexipag), which is a twice-daily IP-receptor agonist marketed by Johnson & Johnson for the treatment of PAH. In 2025, Johnson & Johnson reported global sales of Uptravi of over $1.9 billion, including over $1.5 billion in U.S. sales, reflecting a growth rate of approximately 5 percent over 2024.
Assuming the ADVANCE OUTCOMES study is successful, we plan to develop an oral triple-combination therapy consisting of ralinepag, an endothelin receptor antagonist, and a PDE-5 inhibitor.
Manufactured Organs and Organ Alternatives
Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century, while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs and organ alternatives is now principally an engineering challenge, and we are dedicated to finding engineering solutions. We are engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, and ex vivo lung perfusion.
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
Johns Hopkins University (JHU), New York University (NYU), the University of Alabama at Birmingham (UAB), and the University of Maryland, Baltimore (UMB) performed preclinical testing of our porcine xenografts in animal models. In addition, we worked with NYU and UAB to employ innovative preclinical human models to obtain insights into how xenografts function inside the human body.
In January 2025, the FDA cleared our Investigational New Drug application (IND) related to the EXPAND study of our UKidney product. This study is expected to enroll an initial cohort of six end-stage renal disease (ESRD) patients, expanding to up to 50 participants, and we intend to use the results of this study to support a BLA with the FDA. This study is designed as a combination phase 1/2/3 trial (sometimes referred to as a “phaseless” study) to evaluate safety and efficacy seamlessly without moving through separate phase 1, phase 2, and phase 3 studies that are typically associated with conventional drug approvals. The first transplant in this study occurred in the fourth quarter of 2025, and the study is ongoing.
In July 2025, we submitted an IND to the FDA related to our anticipated EXTEND clinical study of our UThymoKidney product. In August 2025, the FDA cleared this IND, enabling us to commence this study, which we expect will be similar in size and scope to the EXPAND study described above.
In February 2024, we completed a designated pathogen-free (DPF) facility in Virginia. We expect this DPF facility to supply xenografts compliant with FDA current Good Manufacturing Practices (cGMP) for human clinical trials, with a target capacity of up to 125 organs per year. We are constructing two additional DPF facilities in Minnesota and Texas. While we believe these DPF facilities will be capable of producing organs for commercial use, we are also planning to build additional and potentially larger cGMP DPF facilities for commercial use. While these projects will be capital-intensive, the timing and volume of these expenditures will be staggered and paced in a manner intended to balance our need to address market

10	United Therapeutics, a public benefit corporation

demand as soon as possible following FDA approval with the need to defer the most significant capital expenditures until we achieve certain clinical trial milestones.
Additional key accomplishments in our xenotransplantation program include the following:
•First Successful Xenotransplants of Porcine Hearts. University of Maryland School of Medicine (UMSOM) surgeons transplanted UHearts into two living human patients. Each of these procedures were authorized by the FDA on a single-patient, expanded access (also called “compassionate use”) basis, and marked the first known examples of transplanting whole organs from gene-edited pigs to humans. The FDA’s compassionate use regulations allow a physician to apply to use an unapproved product outside of a clinical trial to treat an individual patient with a serious or immediately life-threatening disease or condition when no satisfactory alternative therapy is available. The first patient, who received a xenotransplant in January 2022, survived for approximately two months with the UHeart. In June 2022, data from this procedure were published in the New England Journal of Medicine. The second patient, who received a xenotransplant in September 2023, survived for approximately six weeks with the UHeart. We and our collaborators continue to evaluate data from these human transplants.
•First Successful Transplantation of Porcine Thymokidney. In April 2024, surgeons at NYU Langone Health transplanted a UThymoKidney into a living patient under an FDA authorization for compassionate use. The patient was suffering from heart and kidney failure, and received a left ventricular assist device to stabilize heart function prior to the UThymoKidney transplant. The procedure marked the first known transplantation of a thymokidney into a human, the first known transplantation of a gene-edited porcine kidney into a human using only FDA-cleared immunosuppression drugs, and the first known procedure combining the use of a heart pump with a transplanted porcine xenokidney. After 47 days, surgeons electively removed the UThymoKidney and returned the patient to dialysis. According to NYU Langone Health, the UThymoKidney had sustained significant injury from episodes of insufficient blood flow due to reduced blood pressure generated by the heart pump and, on balance, was no longer contributing enough to justify continuing the patient’s immunosuppression regimen. NYU Langone Health noted that a biopsy of the UThymoKidney did not show signs of rejection.
•Second Successful Transplantation of a Porcine Kidney. In November 2024, surgeons at NYU Langone Health transplanted a UKidney into a living patient under an FDA authorization for compassionate use. In March 2025, the patient developed an infection unrelated to the transplant that led to the reduction of immunosuppression drugs and the rejection of the organ. As a result, the UKidney was removed and the patient returned to dialysis. The UKidney performed well for over four months.
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
Regenerative Medicine
•Miromatrix. In December 2023, we acquired Miromatrix Medical Inc. (Miromatrix), a company based in Minnesota focused on the development of new technologies for generating manufactured kidneys and liver alternatives composed of human primary cells. The development-stage Miromatrix external liver assist product, called miroliverELAP®, uses a decellularized porcine liver matrix that has been seeded with human-derived cells and an extracorporeal blood circuit to maintain liver support in patients experiencing acute liver failure. Miromatrix first used its decellularization technology to successfully develop two acellular products, MiroMesh® and MiroDerm®, which received FDA 510(k) clearance for hernia repair and wound care applications, respectively, and which were later spun off by Miromatrix. In January 2026 we announced that Miromatrix completed a phase 1 study of miroliverELAP in patients with acute liver failure. This study, which was the first human clinical trial of a manufactured organ alternative, met its primary endpoint. Miromatrix is planning to commence a phase 2 study. Miromatrix is also developing miroliver®, a fully implantable manufactured liver alternative product, and mirokidney®, a fully implantable manufactured kidney alternative product, both of which are based on decellularized porcine organ scaffolds that have been reseeded with human-derived cells. Initially the Miromatrix products are intended to be made with cells from a human donor other than the recipient (also called “allogeneic” cells), requiring the use of standard immunosuppression protocols. Future versions may be based on the patient’s own cells (known as “autologous” cells), reducing or eliminating the need for immunosuppression drugs.

2025 Annual Report	11

•ULobe™. The ULobe is a development-stage engineered lung lobe alternative made using a porcine lung scaffold that is decellularized and then re-cellularized with allogeneic human cells. In 2025, our Regenerative Medicine Laboratory in Research Triangle Park, North Carolina (RTP) produced 830 decellularized lung scaffolds, 345 recellularized lungs, and 1.65 trillion human cells for use in recellularization.
•ULung™. The ULung is a development-stage engineered lung alternative composed of a three-dimensional (3D) printed lung scaffold cellularized with either allogeneic or autologous human lung cells, with the goal of reducing or eliminating the need for immunosuppression. The lung scaffold used in the ULung is printed using 3D printers being developed in collaboration with 3D Systems, Inc. Our Organ Manufacturing Group, located in Manchester, New Hampshire, has achieved recognition for developing the world’s most complex 3D printed object. Its lung scaffold designs consist of a record 44 trillion voxels that lay out 4,000 kilometers of pulmonary capillaries and 200 million alveoli, which demonstrate gas exchange in preclinical models. Under our agreement with 3D Systems, we also have the exclusive right to develop additional human solid organ alternatives using 3D Systems’ printing technology.
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
Our wholly-owned subsidiary, Lung Bioengineering Inc., provides commercial EVLP services on a fee-for-service basis to transplant centers through dedicated facilities located in Silver Spring, Maryland and Jacksonville, Florida, using the XPS System. In 2024, Lung Bioengineering completed a registrational study of another centralized EVLP technology called the Centralized Lung Evaluation System (CLES) and submitted a premarket approval application to the FDA in September 2024 for commercial approval of CLES, which is under review by the FDA.
Over 730 patients have received lung transplants following use of our centralized EVLP service.
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
Beginning in 2017, we entered into a series of agreements with BETA Technologies, Inc. to support the development of all-electric aircraft to help us meet our future distribution requirements for manufactured organs and organ alternatives. In October 2021, we successfully completed the first-ever drone delivery of a human lung for transplant at Toronto General Hospital, demonstrating the feasibility of our goal of delivering our manufactured organs and organ alternatives with zero carbon footprint aircraft. In October 2024, we entered into a collaboration agreement with Robinson Helicopter Company to support our efforts to develop and certify zero-emission, hydrogen-electric powered helicopters based on Robinson’s R44 and R66 helicopter models. In March 2025, we completed what we believe was the world’s first successful test flight of a piloted hydrogen-electric powered helicopter at our test and development facility located in Quebec.
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

12	United Therapeutics, a public benefit corporation

Distribution of Commercial Products
United States Distribution of Tyvaso DPI, Nebulized Tyvaso, Remodulin, Remunity and RemunityPRO Pumps, Orenitram, and Unituxin
We distribute Tyvaso DPI, Nebulized Tyvaso, Remodulin, the Remunity and RemunityPRO Pumps, and Orenitram in the United States through two contracted specialty pharmaceutical distributors: Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty). These distributors are required to maintain certain minimum inventory levels to facilitate an uninterrupted supply to patients who are prescribed our therapies. We compensate Accredo and CVS Specialty on a fee-for-service basis for certain ancillary services in connection with the distribution of these products. If any of our distribution agreements expire or terminate, we may, under certain circumstances, be required to repurchase any unsold inventory held by our distributors.
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
We distribute Unituxin in the United States through an exclusive distribution agreement with Cencora Global Procurement Ltd (Cencora). Under this agreement, we sell Unituxin to Cencora at a transfer price that we establish, and we pay Cencora fees for services provided in connection with the distribution and support of Unituxin.
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
International Distribution of Tyvaso DPI, Nebulized Tyvaso, Remodulin, Orenitram, and Unituxin
We currently sell Remodulin outside the United States to various distributors, each of which has exclusive distribution rights in one or more countries within Europe, the Middle East, Asia, and South and Central America. Our primary distributor outside the United States is Grupo Ferrer Internacional, S.A. (Ferrer), which holds Remodulin marketing authorization rights in many of these territories. We also sell Nebulized Tyvaso exclusively through Mochida Pharmaceutical Co., Ltd. (Mochida), in Japan, where the product was approved to treat PAH in late 2022, and to treat PH-ILD in 2024. In addition, we sell Nebulized Tyvaso commercially to distributors that have exclusive distribution rights in various countries in Asia, the Middle East, and Latin America, where it is approved for PAH and/or PH-ILD. We also distribute Remodulin and Unituxin in Canada through a specialty pharmaceutical wholesaler. In some of the markets where we are not licensed to market Remodulin, Remodulin is available, but not marketed, on a named patient basis in which therapies are approved for individual patients by a national medical review board, hospital, or health plan on a case-by-case basis. Similar named-patient programs are also available for Nebulized Tyvaso in certain countries. We entered into exclusive agreements with Ferrer to distribute Orenitram and Nebulized Tyvaso in the territories where it also has distribution rights for Remodulin. Feedback from the EMA indicated that approval of either Orenitram or Nebulized Tyvaso would require another large clinical trial of the applicable product. As a result, we have terminated our contract with Ferrer concerning Orenitram. We plan to revisit seeking EMA approval for Nebulized Tyvaso if the TETON program is successful. In 2025, Ferrer submitted a marketing authorisation application (MAA) to the U.K. Medicines and Healthcare products Regulatory Authority (MHRA) seeking approval for Nebulized Tyvaso to treat PH-ILD. We distribute Unituxin in Japan exclusively through Ohara Pharmaceutical Co., Ltd., which obtained Japanese marketing authorization during the second quarter of 2021. Tyvaso DPI is not yet approved or distributed in any countries outside the United States.

2025 Annual Report	13

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
In addition to the treprostinil patents noted above, we have other patents specific to our individual treprostinil-based products, including the following:
•Tyvaso DPI. We have two Orange Book-listed U.S. patents that we license from MannKind directed to the composition of Tyvaso DPI drug product, which expire in 2030 and 2035. We have another issued U.S. patent listed in the Orange Book directed to a method of improving exercise capacity in patients with PH-ILD expiring in 2042. We also have an issued U.S. patent listed in the Orange Book directed to a method of treating pulmonary hypertension using inhaled treprostinil expiring in 2027. Additionally, our license agreement with MannKind includes rights to a substantial portfolio of additional issued U.S. patents related to a component of the drug product and methods of making the drug product, which expire at various dates through 2035, and pending applications that, if issued, could provide protection to 2042 or beyond.
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

14	United Therapeutics, a public benefit corporation

Orange Book
In seeking approval of a drug through an NDA or upon issuance of new patents following approval of an NDA, applicants are required to submit to the FDA each patent that has claims covering the applicant’s product or a method of using the product. Each of the patents submitted is then published in the Orange Book. See Governmental Regulation—Patent Term and Regulatory Exclusivity below for further details. Tyvaso DPI currently has six unexpired Orange Book-listed patents with expiration dates ranging from 2027 to 2042. Nebulized Tyvaso currently has six unexpired Orange Book-listed patents expiring at various dates from 2027 to 2042. Remodulin currently has five unexpired Orange Book-listed patents with expiration dates ranging from 2028 to 2029. Orenitram currently has twelve unexpired Orange Book listed patents with expiration dates ranging from 2026 to 2031. Additional patent applications are pending, and if granted, may be eligible for listing in the Orange Book.
Regulatory Exclusivity
•Tyvaso DPI and Nebulized Tyvaso. In 2010, the FDA granted orphan drug designation for Tyvaso, which resulted in an orphan exclusivity period that expired in July 2016. In March 2021, the FDA granted three-year clinical trial exclusivity for PH-ILD as a result of the INCREASE study and the expansion of the Nebulized Tyvaso label to include a PH-ILD indication. This exclusivity period covered both Nebulized Tyvaso and Tyvaso DPI for PH-ILD, and expired in March 2024. Additionally, the FDA determined in August 2024 that we were entitled to a period of exclusivity for Nebulized Tyvaso and Tyvaso DPI based on a clinical trial conducted to obtain approval for a PH-ILD indication; this exclusivity expired on May 23, 2025. In 2004, the European Commission designated Nebulized Tyvaso an orphan medicinal product for the treatment of both PAH and chronic thromboembolic pulmonary hypertension, which would confer a ten-year exclusivity period commencing if and when we obtain marketing approval. In December 2020, the FDA granted orphan designation for treprostinil for the treatment of IPF. Thus, if we obtain FDA approval to update the Tyvaso DPI and/or Nebulized Tyvaso labeling to include an IPF indication, then the FDA should grant seven-year orphan drug exclusivity for this new indication. The EMA has also granted orphan drug designation for treprostinil to treat IPF.
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
Manufactured Organ and Organ Alternative Proprietary Rights
We have a large portfolio of pending patent applications and issued patents that could protect our proprietary rights in our manufactured organs and organ alternative products. We own patents, and have licensed rights under third-party patents, covering various aspects of these products; we do not view any one patent or group of patents as critical. For example, we have over 150 pending patent applications and multiple issued patents covering various aspects of our 3D organ alternative bioprinting program, and we have exclusively licensed an extensive 3D printing patent portfolio from 3D Systems for use in the field of manufacturing solid organ alternatives. Our xenotransplantation patent portfolio includes over 150 pending applications and issued patents, including nearly one hundred issued patents in the U.S. and abroad. Our regenerative medicine patent portfolio includes over 300 pending applications and issued patents.
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
We settled litigation with Sandoz Inc. (Sandoz) related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through December 31, 2025, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with

2025 Annual Report	15

Sandoz and its marketing partner, RareGen, LLC (RareGen) (now a subsidiary of Liquidia Corporation, the parent company of Liquidia Technologies, Inc. (Liquidia)), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil was made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the MS-3 pump. In addition, Liquidia has announced it is developing a new subcutaneous infusion system for its generic treprostinil product. See Note 14—Litigation, to our consolidated financial statements included in this Report.
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
Nebulized Tyvaso and Orenitram—Potential Future Generic Competition
We settled litigation with Watson Laboratories, Inc. (Watson) related to its ANDA seeking FDA approval to market a generic version of Nebulized Tyvaso before the expiration of certain of our U.S. patents. Under the settlement, Watson was permitted to market its generic version of Nebulized Tyvaso in the United States as early as January 2026, although, to date, they have not received FDA approval to do so.
We also settled litigation with Actavis Laboratories FL, Inc. (Actavis) and ANI Pharmaceuticals, Inc. (ANI) related to their ANDAs seeking FDA approval to market generic versions of Orenitram before the expiration of certain of our U.S. patents. Under the settlement agreements, Actavis and ANI can market their generic versions of Orenitram in the United States beginning in June 2027 and December 2027, respectively, although either or both of them may be permitted to enter the market earlier under certain circumstances.
Competition from these generic companies could reduce our net product sales and profits. See Note 14—Litigation, to our consolidated financial statements included in this Report.
Liquidia—Yutrepia
In May 2025, Liquidia obtained final FDA approval to market Yutrepia®, a dry powder formulation of treprostinil for inhalation, to treat PAH and PH-ILD. Liquidia announced that it launched sales of Yutrepia in June 2025. The Yutrepia NDA was submitted under the 505(b)(2) regulatory pathway with Nebulized Tyvaso as the reference listed drug. Yutrepia competes directly with Tyvaso DPI, Nebulized Tyvaso, and our other treprostinil-based products.
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
Liquidia has also sued us, alleging infringement of a patent with claims directed to the treatment of pulmonary hypertension by administering specified amounts of treprostinil via a dry powder inhaler in a specified number of breaths. That case is currently stayed pending developments in the trade secret misappropriation litigation described above.
For further details regarding these and other litigation matters involving Liquidia and Yutrepia, please see Note 14—Litigation, to our consolidated financial statements.
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

16	United Therapeutics, a public benefit corporation

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
Unituxin Proprietary Rights and Regulatory Exclusivity
Approval of our BLA for Unituxin conferred a 12-year data exclusivity period through March 2027, during which the FDA may not approve a biosimilar for Unituxin. Our orphan drug exclusivity in the United States for Unituxin expired in March 2022. Under a non-exclusive license agreement with The Scripps Research Institute, we pay a royalty of one percent of Unituxin net product sales. We have no patents covering the Unituxin drug product.
DEKA Agreements
In December 2014, we entered into an exclusive agreement with DEKA to develop a semi-disposable system for subcutaneous delivery of Remodulin, which we refer to as the Remunity and RemunityPRO Pumps. Our agreement with DEKA expires on the last to occur of 25 years from the first product launch under the agreement, or upon the expiration of the last valid claim of a patent licensed from DEKA under the agreement that covers the pumps. Under the terms of the agreement, we funded the development costs related to the Remunity and RemunityPRO Pumps and will continue to fund any further development costs associated with new versions. We pay product fees and a single-digit royalty to DEKA based on commercial sales of the Remunity and RemunityPRO Pumps, and the Remodulin drug product sold for use with the system. Either party may terminate the agreement immediately upon a material breach by the other party that is uncured following the relevant cure period, or in the event of the other party’s bankruptcy or insolvency. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump, and later amended it to provide for manufacture and supply of the RemunityPRO Pump. Under this supply agreement, we are responsible for all costs associated with manufacturing the Remunity and RemunityPRO Pumps. The Remunity and RemunityPRO Pumps are covered by issued patents and pending patent applications both in the U.S. and other countries. The expiration dates of currently issued U.S. patents range from 2027 through 2033.
Tyvaso DPI and the MannKind Agreement
In September 2018, we entered into a worldwide, exclusive license and collaboration agreement with MannKind for the development and commercialization of Tyvaso DPI for the treatment of PAH. The agreement became effective on October 15, 2018.
Under our agreement with MannKind, we are responsible for global development, regulatory, and commercial activities related to Tyvaso DPI, and we share manufacturing responsibilities with MannKind. The agreement also requires us to pay MannKind a ten percent royalty on our net sales of Tyvaso DPI, subject to certain reductions. In addition, we have the option, in our sole discretion, to expand the license to include other active ingredients for the treatment of pulmonary hypertension. We will pay MannKind up to $40.0 million in additional option exercise and development milestone payments for each product (if any) added to the license pursuant to this option, as well as a low double-digit royalty on our net sales of any such product. In August 2025, we exercised this option and amended our agreement with MannKind to include development and commercialization of a second investigational molecule utilizing MannKind’s dry powder technology.
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

2025 Annual Report	17

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
In August 2021 we entered into a commercial supply agreement with MannKind (as amended, the Supply Agreement). Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031, and will thereafter be renewed automatically for additional, successive two-year terms unless we give 24 months’ written notice of non-renewal, or MannKind gives 48 months’ written notice of non-renewal, prior to the end of the initial term or any additional renewal term. In addition, each party has customary termination rights, including termination for the other party’s material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy, or insolvency of the other party.
Ralinepag and the Arena Agreement
On November 15, 2018, we entered into an exclusive license agreement with Arena Pharmaceuticals, Inc. (Arena) related to ralinepag. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable, and exclusive rights throughout the universe to develop, manufacture, and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, IND No. 109021 (related to ralinepag), and non-clinical, preclinical, and clinical trial data; and (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above. Under our license agreement, we are obligated to pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain, or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third-party license payments. Under our license agreement with Arena, we have an exclusive license to a variety of granted and pending patents and patent applications related to ralinepag covering drug formulation, manufacturing, and dosage, among others. Many of these patents and patent applications would be eligible for listing in the Orange Book. In March 2022, Arena was acquired by Pfizer Inc. Based on potential patent term extensions and additional patent filings, we believe that U.S. patent protection for ralinepag will likely last through at least the mid-2030s.
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
We maintain, at a minimum, a two-year inventory of Nebulized Tyvaso, Remodulin, and Orenitram based on expected demand, and we contract with third-party contract manufacturers to supplement our capacity for some products, to mitigate the risk that we might not be able to manufacture internally sufficient quantities to meet patient demand. For example, Simtra BioPharma Solutions (formerly known as Baxter Pharmaceutical Solutions, LLC) is approved by the FDA, the EMA, and various other international regulatory agencies to manufacture Remodulin for us. We rely on Woodstock Sterile Solutions to serve as an additional manufacturer of Nebulized Tyvaso drug product. We currently rely entirely on MannKind to manufacture Tyvaso DPI finished drug product and inhalers. We have initiated efforts to qualify a contract manufacturer as a second manufacturing source for dinutuximab, the active ingredient in Unituxin. We have no plans to develop a redundant manufacturing source for finished Tyvaso DPI, Orenitram, or Unituxin drug product, or Tyvaso DPI inhalers.
We rely on Forj Medical and Phillips-Medisize Corp. to manufacture the nebulizer used in our Tyvaso Inhalation System and various third parties to manufacture the monthly disposable device accessories for the Tyvaso Inhalation System. We rely entirely on Lilly to manufacture Adcirca. We currently rely on third-party contract manufacturers to produce ralinepag. We are in the process of qualifying our RTP facility to produce our primary commercial supply of ralinepag, if and when it is approved by the FDA.

18	United Therapeutics, a public benefit corporation

We rely entirely on third parties to supply pumps and other supplies necessary to administer Remodulin. ICU Medical discontinued manufacturing the MS-3 system used to administer subcutaneous Remodulin, and specialty pharmacy distributors informed us that supplies of MS-3 pumps are exhausted, although a limited number of refurbished pumps may be available for use with generic treprostinil. ICU Medical has also discontinued manufacturing and distribution of the CADD-Legacy system used to administer intravenous Remodulin. Historically, these were the pumps primarily used to administer Remodulin to patients in the United States. In 2021, we launched the Remunity Pump to administer subcutaneous Remodulin, and in 2022 ICU Medical made an alternative pump, the CADD-Solis, available for intravenous Remodulin. We rely entirely on DEKA and its affiliates to manufacture the Remunity and RemunityPRO Pumps for us. In June 2023, our third-party contract manufacturer obtained FDA clearance for a cartridge to be used with the MS-3 pump for subcutaneous infusion of Remodulin. This clearance enables us to help ensure continuity of cartridge supplies to existing patients using the MS-3 pump. We are also engaged in further efforts to develop alternative pumps to administer Remodulin. There are additional ancillary supplies used with these pumps, and there are a limited number of manufacturers that supply them.
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
Competition
Many drug companies engage in research, development, and commercialization of products to treat cardiopulmonary diseases, pulmonary diseases, and cancer. For the treatment of PAH, we compete with many approved products in the United States and the rest of the world. In the U.S., these competitive therapies include oral ERAs (Letairis® (ambrisentan), Opsumit® (macitentan), Tracleer® (bosentan), generic bosentan, and generic ambrisentan); prostacyclin-class therapies Uptravi® (oral selexipag), Veletri® (intravenous epoprostenol), Ventavis® (inhaled iloprost), Yutrepia® (treprostinil inhalation powder), generic intravenous epoprostenol, and generic treprostinil injection; PDE-5 inhibitors (Revatio® (sildenafil), generic sildenafil, and generic tadalafil); an SGC stimulator Adempas® (riociguat); an activin pathway inhibitor Winrevair (sotatercept-csrk) delivered via subcutaneous injection; and an oral combination product known as Opsynvi®, comprised of tadalafil and macitentan. Some of these therapies are manufactured and marketed by large pharmaceutical companies such as Johnson & Johnson, Gilead Sciences, Inc., Bayer Schering Pharma AG, GSK plc, and Merck, as well as a variety of large generic drug manufacturers. In the fourth quarter of 2025, the manufacturer of Flolan® (intravenous epoprostenol) discontinued manufacture of the product.
Merck’s Winrevair was approved by the FDA to treat PAH in March 2024. A majority of patients enrolled in the STELLAR pivotal clinical trial of Winrevair were on background prostacyclin-class therapies such as treprostinil, and to date we have not seen a material impact on the use of our treprostinil-based therapies. However, some physicians may choose to prescribe Winrevair prior to initiating prostacyclin therapy, which could negatively impact our revenues, and Merck has completed clinical studies that could result in an earlier use of Winrevair for treating PAH.
In May 2025, Liquidia received final FDA approval to market Yutrepia, a dry powder formulation of treprostinil, to treat PAH and PH-ILD. Yutrepia competes directly with our treprostinil-based products, including in particular Nebulized Tyvaso and Tyvaso DPI. We have litigation pending which could, if successful, result in the removal of PH-ILD as a labeled indication for Yutrepia. See Note 14—Litigation, to our consolidated financial statements included in this Report, for additional details.
Nebulized Tyvaso, Tyvaso DPI, and Yutrepia are currently the only FDA-approved inhaled prostacyclin analogues available in the United States for newly diagnosed patients.
There are a wide variety of investigational PAH therapies in development. Therapies in registration-phase studies, or which have completed registration-phase studies, include the following:
•L606, an inhaled, liposomal form of treprostinil currently being developed by Pharmosa Biopharm Inc. (Pharmosa) and Liquidia for treatment of PAH and PH-ILD, intended to be dosed twice daily. In June 2023, Liquidia announced it had entered into an exclusive licensing agreement with Pharmosa for development and commercialization of L606 in North America, and that the product is the subject of an upcoming phase 3 clinical trial in patients with PH-ILD, with the intent of obtaining approval for the treatment of both PAH and PH-ILD via the 505(b)(2) regulatory pathway, with Nebulized Tyvaso as the reference listed drug. On October 2, 2024, Liquidia and Pharmosa announced that they amended the licensing agreement to expand Liquidia’s licensed territory to include Europe, Japan, and elsewhere, and to include rights to Pharmosa’s nebulizers for use with L606.
•Seralutinib (GB002), a small molecule tyrosine kinase inhibitor being developed by Gossamer Bio, Inc. (Gossamer) as a dry powder inhaled product for PAH and PH-ILD. In February 2026, Gossamer announced that a phase 3 study in PAH failed to meet its primary endpoint with statistical significance, but that the company will continue its efforts to seek approval for PAH. In addition, Gossamer initiated a phase 3 study in PH-ILD during the fourth quarter of 2025.
•TPIP (INS1009), an inhaled dry powder formulation of treprostinil palmitil intended to be dosed once per day, being developed by Insmed Incorporated. In January 2026, the Office of Orphan Products Development of the FDA granted orphan drug designation to TPIP for the treatment of patients with PAH on the basis of plausible clinical superiority to approved versions of treprostinil. The company has indicated that they plan to initiate a phase 3 study of TPIP in PAH

2025 Annual Report	19

patients in the first half of 2026. In addition, the company initiated a phase 3 study in PH-ILD in the fourth quarter of 2025, and disclosed that they plan to initiate additional phase 3 studies in PPF and IPF in the second half of 2026.
Additional therapies being studied for PAH include the following, among others: Cereno Scientific AB’s valproic acid (CS1) (phase 2b planned for 2026); Boston Scientific’s TIVUS™ (pivotal trial); Respira Therapeutics’ vardenafil (RT234) (phase 2b); Chugai Pharmaceutical Co., Ltd’s satralizumab (phase 2); Regeneron’s REGN13335 (phase 2); Apollo Therapeutics, APL-9796 (phase 2); Pfizer’s PF-07868489 (phase 1/2); and Tiakis Biotech’s tiprelestat (phase 2). In addition, Infusyn Therapeutics has indicated it is developing an implantable pump to deliver intravenous iloprost for PAH.
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
Orenitram faces direct competition from Uptravi, which is indicated to delay disease progression and reduce the risk of hospitalization for PAH, and will compete with a generic version of Uptravi which is expected to launch in 2026. Orenitram’s initial indication was limited to the improvement of exercise capacity, which may have led physicians to prescribe Uptravi instead of Orenitram. However, Uptravi is an oral IP prostacyclin receptor agonist. While prostacyclin analogues such as Orenitram broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to the IP receptor, one of several prostacyclin receptors. Given the progressive nature of PAH, many patients initiate Orenitram or another one of our treprostinil-based therapies after their disease progresses while taking Uptravi. In August 2018, we announced the results of our FREEDOM-EV clinical study, which demonstrated that Orenitram delays time to clinical worsening, demonstrated improvement across key clinical measures, and, at study closure, indicated a positive impact on survival rates. In October 2019, the FDA approved a supplement to our Orenitram NDA expanding the Orenitram label to indicate that it also delays disease progression, in addition to improving exercise capacity. We believe that these clinical results and updated labeling have resulted in increased use of Orenitram. We are developing a next-generation IP receptor agonist called ralinepag, for PAH. If approved by the FDA, we believe ralinepag will have a competitive advantage against Uptravi (and generic selexipag, if launched) due to its once-daily dosing profile, whereas Uptravi is dosed twice daily.
We have faced generic competition for Adcirca since the launch of generic tadalafil in the United States in August 2018, which has significantly reduced our Adcirca revenues. We have also faced generic competition for Remodulin in the United States and certain European countries since 2019. Finally, we have entered into settlement agreements with Actavis and ANI permitting them to launch generic versions of Orenitram in the United States in June 2027 and December 2027, respectively, or earlier under certain circumstances. We have also entered into a settlement agreement with Watson permitting it to launch a generic version of Nebulized Tyvaso in the United States as early as January 2026, although to date Watson has not received FDA approval to do so. For details regarding these and other potential generic competitors, see the section above entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.
Aside from Tyvaso DPI, Nebulized Tyvaso, and Yutrepia, there are currently no approved therapies indicated to treat PH-ILD. Several PAH drug candidates are also being developed for PH-ILD (e.g., L606, seralutinib, TPIP, and Cereno Scientific AB’s CS014). In addition, Foresee Pharmaceuticals is developing mirivadelgat for PH-ILD (phase 2), and Pulmovant is developing mosliciguat for PH-ILD (phase 2). Other companies are now developing, or may in the future develop, other therapies to treat PH-ILD. In addition, the use of antifibrotic therapies to treat underlying lung disease (such as the IPF therapies discussed below) could delay the onset of group 3 pulmonary hypertension.
If the TETON program(s) are successful, we anticipate seeking IPF and PPF indications for Nebulized Tyvaso. There are currently only three branded therapies that are approved by the FDA to treat IPF: Ofev® (nintedanib) and Jascayd® (nerandolimast), which are marketed by Boehringer Ingelheim International GmbH, and Esbriet® (pirfenidone), which is marketed by F. Hoffman-La Roche Ltd. (Roche). Ofev and Jascayd are also approved to treat PPF. A generic version of Esbriet is also available to treat IPF. There are potentially competing therapies in advanced clinical development for IPF. These therapies include, but are not limited to: Bristol Myers Squibb Company’s admilparant (BMS-986278) (phase 3); Avalyn Pharma’s AP01 (inhaled pirfenidone) (phase 2b) and AP02 (inhaled nintedanib) (planning phase 2); Calliditas Therapeutics’ setanaxib (phase 2); Cumberland Pharmaceuticals’ Vasculan® (ifetroban) (phase 2); Daewoong Pharmaceutical’s bersiporocin (DWN12088) (phase 2); Endeavor Biosciences’ taladegib (NV-101) (phase 2a); Roche/Genentech’s vixarelimab (phase 2); GSK’s GSK3915393 (phase 2); Insilico Medicine’s ISM001_055 (phase 2); PureTech Health’s deupirfenidone (LYT-100) (phase 3 ready); Redx Pharma’s zelasudil (phase 2); Syndax Pharmaceuticals’ Niktimvo® (axatilimab-csfr) (phase 2); Calluna Pharma (Cal101) (phase 2); GRI Bio’s GRI-0621 (phase 2); Amgen’s Tezepelumab-ekko (phase 2); Lilly’s MTX-463 (phase 2); and Vicore Pharma’s buloxibutid (phase 2). Some or all of these therapies may also be developed as treatments for PPF. As noted above, Insmed has also announced plans to study TPIP for IPF and PPF.
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

20	United Therapeutics, a public benefit corporation

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

2025 Annual Report	21

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
The FDA may refer applications for novel pharmaceutical products or pharmaceutical products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assess compliance with GCP and the facility or the facilities at which the drug is manufactured to ensure they are in compliance with the FDA’s current Good Manufacturing Practices (cGMP).
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
Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards or if previously unrecognized problems are subsequently discovered. Discovery of previously unknown problems with a product, including adverse events or problems with manufacturing processes of unanticipated severity or frequency, or failure to comply with regulatory requirements, may also result in: (1) revisions to the approved labeling; (2) imposition of post-market studies or clinical trials to assess new safety risks; or (3) imposition of distribution or other restrictions under a REMS program. Other potential consequences include: restrictions on the marketing or manufacturing of the product; fines, warning letters, or holds on post-approval clinical trials; refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals; product seizure or detention, or refusal to permit the import or export of products; or injunctions or the imposition of civil or criminal penalties.
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

22	United Therapeutics, a public benefit corporation

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

2025 Annual Report	23

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
Marketing Pharmaceutical Products Outside the United States
Outside of the United States, our ability to market our products is also contingent upon receiving marketing authorizations from regulatory authorities. The foreign regulatory approval process may include some or all of the risks associated with the FDA review and approval process set forth above, and the requirements governing the conduct of clinical trials and marketing authorization may vary widely from country to country. In most cases, our distribution partners are entirely responsible for obtaining marketing approvals outside the United States.
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
The Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products shown to be “biosimilar” to an FDA-licensed reference biological product to minimize duplicative testing. Biosimilarity requires the absence of clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, which, absent a waiver, must be shown through analytical studies, animal studies, and at least one clinical study.
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

Regulation of Medical Devices
We currently do not hold any stand-alone medical device authorizations, but we do hold FDA authorization for the inhaler and nebulizer system as part of the drug-device combination NDAs for Tyvaso DPI and Nebulized Tyvaso, respectively. In addition, our business partners have the medical device clearances required to deliver our drugs, including, for example, the Remunity and RemunityPRO Pumps and the cartridge used with the MS-3 pump. Medical devices may also be subject to FDA approval and extensive regulation under the FDC Act. Medical devices are classified into one of three classes: Class I, Class II, or Class III. A higher class indicates a greater degree of risk associated with the device and a greater amount of control needed to ensure safety and effectiveness.
All devices, unless exempt by FDA regulation, must adhere to a set of general controls, including compliance with the applicable portions of the FDA’s Quality System Regulation (QSR), which sets forth good manufacturing practice requirements; facility registration and product listing; reporting adverse medical events; truthful and non-misleading labeling; and promotion of the device consistent with its cleared or approved intended uses. Class II and III devices are subject to additional special controls and may require FDA clearance of a premarket notification (510(k)) or approval of a premarket approval application (PMA).
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
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include requirements pertaining to registration and device listing; QSR manufacturing requirements; labeling regulations and promotional restrictions; and reporting of device malfunctions and death and serious injuries that may have been caused by the device. The FDA has authority to order product recalls and to require post-market surveillance. In addition, certain product modifications to 510(k)-cleared and PMA-approved devices require further clearance and approval.

The FDA has broad regulatory and enforcement powers with respect to medical devices, similar to those for drugs and biologics. The FDA enforces these regulatory requirements through, among other means, periodic unannounced inspections. The Food and Drug Omnibus Reform Act gives the FDA authority to request medical device facility records in advance of, or in lieu of, inspections. Any failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which may include sanctions such as:
•adverse publicity, warning letters, untitled letters, it has come to our attention letters, fines, injunctions, consent decrees, and civil penalties;
•repair, replacement, refunds, recall, or seizure of products;

2025 Annual Report	25

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
Combination Products
A combination product is a product that combines two or more FDA-regulated product components or products, e.g., a drug-device or a device-biologic. A combination product can take a variety of forms, such as a single item made by physically or chemically combining components, or a single unit made of separately packaged products. Each combination product is assigned a lead FDA center, which has jurisdiction for the premarket review and regulation of the product, based on which constituent part of the combination product provides the primary mode of action, i.e., the mode of action expected to make the greatest contribution to the overall intended therapeutic effect of the product. Depending on the type of combination product, the FDA may require a single application for approval, clearance, or licensure of the combination product, or separate applications for the constituent parts. During the review of marketing applications, the lead FDA center may consult or collaborate with other FDA centers.
Organ Manufacturing and Organ Alternatives
Our manufactured organ and organ alternative programs present unique regulatory challenges, relative to our more traditional drugs and biologic products. For example, our xenotransplantation products are regulated by the FDA’s Center for Biologics Evaluation and Research (CBER) as biologics. However, edits to the genome of pigs are subject to a separate FDA approval process as new animal drugs, which falls within the purview of the FDA’s Center for Veterinary Medicine. In 2020, the FDA approved our new animal drug application (NADA) for the genetic modification to the GalSafe lineage of pigs that are intended for use as a source of human food consumption and as a source for potential therapeutic products. The GalSafe pig is the source of our development-stage UThymoKidney product. We also plan to seek NADA approval for the pig lineage containing ten genetic modifications that we are using to generate our development-stage UKidney and UHeart products. In addition, production of xenografts intended for xenotransplantation must take place in DPF facilities that meet both cGMP requirements and unique requirements designed to ensure that our pigs are free of designated pathogens.
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

26	United Therapeutics, a public benefit corporation

these government programs. The availability of adequate government reimbursement for our products is subject to regulatory changes and controls affecting these programs.
Medicaid is a joint federal and state program that benefits low‑income and disabled individuals. It is administered by the states and CMS, the federal agency that also administers the Medicare program. We participate in the Medicaid Drug Rebate Program, pursuant to which, as a condition of having federal funds made available for our drugs under Medicaid and Medicare Part B, we are required to pay a rebate to each state Medicaid program for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and reimbursed by a state Medicaid program. Medicaid rebates are based on pricing data we report on a monthly and quarterly basis to CMS. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data to CMS for up to three years after those data originally were due.
Medicare is a federal program that is administered by CMS that provides covered health care benefits to individuals aged 65 or over and to certain disabled and chronically ill persons. Specifically, Medicare Part A covers inpatient hospital benefits, Medicare Part B covers physician-administered drugs (as well as physician services and outpatient care), and Medicare Part D covers self-administered drugs. We are required to provide average sales price information on a quarterly basis to CMS for our products that are payable under Medicare Part B.
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
As discussed under the risk factor entitled, Government healthcare reform and other reforms could adversely affect our revenue, costs, and results of operations, the Inflation Reduction Act (IRA) enacted in 2022, regulations proposed by the Trump administration (referred to as GLOBE and GUARD), and other federal measures, if finalized or enacted, will likely have significant impacts on prices and reimbursement rates, particularly in Medicare. Individual U.S. states have also enacted, or are considering enacting, legislation to limit the growth of healthcare costs, including the cost of prescription drugs. We continue to evaluate the possible impacts on our commercial and pipeline products.
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
In order to be eligible to have our products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. Under this program, we are obligated to make our products available for procurement under an FSS contract under which we must comply with standard government terms and conditions and charge a price to certain federal agencies that is no higher than the statutory federal ceiling price. We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries.
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
The False Claims Act (FCA) prohibits any person from, among other things, presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or making, or causing to be made, a false statement material to a false or fraudulent claim. Many states also have statutes or regulations similar to the AKS and the FCA, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

2025 Annual Report	27

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
The Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes privacy, security, and breach reporting obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually-identifiable health information upon covered entities subject to the rule. We could be subject to criminal penalties if we knowingly obtain, use, or disclose individually-identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.
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
Because we enroll EU subjects in certain of our clinical trials, we are subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area (EEA) as governed by the GDPR. The GDPR imposes several

28	United Therapeutics, a public benefit corporation

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
Human Capital
We are united by our commitment to developing innovative therapies for unmet needs and our dedication to be responsible citizens that have a positive impact on patients, the environment, and society. Our employees, whom we call Unitherians, are mission critical to these commitments because they share the same passion and dedication to meeting our purpose. As of December 31, 2025, we had approximately 1,400 employees working across our 15 locations worldwide. None of our employees are covered by a collective bargaining agreement and we believe our overall relations with our employees are good.
Our people mission focuses on five key commitments, providing Unitherians with:
•Challenging, innovative work
•Opportunities for career advancement
•Autonomy to do their best work
•Inspiring work environment allowing for work/life integration
•Competitive pay and benefits
In 2025, we achieved approximately $2.25 million in revenue per employee, which ranks near the top of our industry peer group. We believe this level of productivity is driven by a sustained focus on our people and our commitment to fostering engagement, motivation, and alignment with our strategic objectives. The Compensation Committee of our Board of Directors (Board) oversees our human capital management priorities, which are driven by the five key commitments noted above.
Our “Unitherian” Culture. We are intentional in our effort to maintain our entrepreneurial culture. We believe this instills a greater sense of ownership, meaning, and commitment in Unitherians, motivating them to go above and beyond to achieve our ambitious goals. Moreover, we are confident that our culture provides us with a competitive advantage by enabling us to attract the best talent to drive innovation and excellence in pursuit of our key strategic objectives. United Therapeutics is proud to be an equal opportunity employer, and does not discriminate based on race, religion, national origin, gender, age, marital status, disability, pregnancy, sexual orientation, gender identity or expression, military and veteran status, or any other basis protected by applicable law. We have a policy that prohibits all forms of unlawful harassment and retaliation, and we provide training to all Unitherians on their responsibilities and protections under this policy.
PBC Conversion. In 2021, we converted United Therapeutics into a public benefit corporation, becoming the first publicly traded company in our industry to do so. As a public benefit corporation, our Board is now obligated to balance the interests of its patient-focused public benefit purpose, the financial interests of shareholders, and the interests of other stakeholders who are materially impacted by our conduct, such as Unitherians. We believe that this conversion has helped further underscore our commitment to Unitherians, as well as our mission-driven public benefit purpose of creating a brighter future for patients.

2025 Annual Report	29

Talent Acquisition, Retention, and Talent Development. We strive to hire and retain exceptionally talented people who are passionately committed to our goals and who will thrive in our unique culture. We provide Unitherians with a variety of personal and professional development opportunities for them to grow and thrive. We believe that our talent acquisition, talent management, and talent development efforts are key factors in our low turnover compared to our industry peer group, which historically has trended well below the industry average. In 2025, we continued that trend with our voluntary turnover at 3.5 percent, well below industry average of 10 percent (based on June 1, 2024 through June 1, 2025 data from Aon’s Turnover Study for the Life Sciences/Biotech/Pharma Sector, published December 2025).
Inclusion and Belonging. We are proud of our diverse, engaged workforce, and we firmly believe that being a great place to work means cultivating a workplace that drives innovation, performance, and results through diverse perspectives and a culture of inclusion, with a commitment to providing equal employment opportunity for all. At United Therapeutics, inclusion is one of our five core values, deeply integrated into our employee experience.
Employee Development and Engagement. We seek to foster employee development and engagement by cultivating a culture of continuous growth and learning. We provide meaningful professional development opportunities, including leadership training, and actively encourage employees to pursue ongoing education, certifications, and skill enhancement through a variety of programs, including our education assistance program which enables full-time employees to pursue external coursework aligned with both business and individual career goals. Our commitment to quality and integrity is reinforced through required training on our Code of Conduct and other key organizational content. Employee input is central to our culture. We actively seek and value employee feedback, encouraging open dialogue and the sharing of ideas and concerns so we can take informed action. We believe our regular town hall meetings – featuring executive and business updates as well as patient-focused sessions – create meaningful connections between employees, leadership, and the patient experience. We also provide an internal social digital platform to strengthen connections across teams and functions. The effectiveness of these efforts is reflected in a recent external engagement survey conducted by Great Place to Work, where 94 percent of respondents indicated that they consider United Therapeutics “a great place to work.” We have consistently maintained this high level of engagement, with 90 percent or more of respondents from 2018 to 2025 affirming their positive experience with our organization.
Health and Safety. We are committed to providing and maintaining a safe, healthy, and secure workplace for all Unitherians. We have an environmental health and safety program. We routinely provide training on workplace safety and security to all Unitherians.
A Holistic Approach to Total Rewards and Employee Wellness. Our success depends on an exceptionally talented workforce. Because Unitherians are central to achieving our strategic goals, we invest in robust people programs that reflect the high value we place on their financial, mental, and physical wellbeing. Our comprehensive total rewards offering includes a competitive base salary, short-term cash incentive compensation, stock awards, and an employee stock purchase plan – enabling all full-time employees to share directly in the company’s financial success. For example, all full-time domestic Unitherians are eligible to receive minimum annual compensation of $75,000, including salary and bonus. We offer market-leading benefit programs, including a 401(k) savings plan with a company match, as well as health and welfare benefits such as flexible spending accounts, generous paid time off, parental bonding leave, adoption and surrogacy assistance, employee assistance programs, flexible work arrangements, tuition assistance, and more. We seek to consider the needs of Unitherians at all life stages, offering benefits like elder care support, tutoring/college coaching, pet care, and pet wellness benefits. We offer competitive medical, dental, vision, and prescription coverage that is available to both part-time and full-time Unitherians. Our inspiring work environments include several employee-focused amenities, such as on-site cafeterias, childcare centers, and state-of-the-art fitness centers.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list, as of February 25, 2026, setting forth certain information regarding our executive officers. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer’s employment will end pursuant to the terms of his or her employment contract.

Name	Age	Position
Martine Rothblatt, Ph.D., J.D., M.B.A.	71	Chairperson and Chief Executive Officer
Michael Benkowitz	54	President and Chief Operating Officer
James C. Edgemond	58	Chief Financial Officer and Treasurer
Paul A. Mahon, J.D.	62	Executive Vice President, General Counsel, and Corporate Secretary
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

2025 Annual Report	31

Item 1A. Risk Factors
Investing in our securities involves uncertainty and risk due to a variety of factors. You should carefully consider each of the following risks and all of the other information contained in this Report and in other documents that we file with, or furnish to, the SEC before making any investment decision with respect to our securities. Statements in this section are based on our beliefs and opinions regarding matters that could materially adversely affect us in the future and are not representations as to whether such matters have or have not occurred previously. Further, the risks and uncertainties described below are not the only ones we face and should not be considered a complete statement of all potential risks or uncertainties that we face or may face in the future. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business.
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
Our clinical trials have been and in the future may be discontinued, delayed, canceled, or disqualified for various reasons, including: (1) pandemics; (2) manufacturing and supply chain disruptions; (3) the drug is unsafe or ineffective, or physicians and/or patients believe that the drug is unsafe or ineffective, or that other therapies are safer, more effective, better tolerated, or more convenient; (4) patients do not enroll in or complete clinical trials at the rate we expect, due to the availability of alternative therapies, the enrollment of competing clinical trials, or other reasons; (5) we, or clinical trial sites or other third parties, do not adhere to trial protocols and required quality controls under GCP regulations; (6) patients experience severe side effects during treatment or die during our trials because of adverse events; and (7) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.
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

32	United Therapeutics, a public benefit corporation

competitors are also developing numerous new products that may compete with ours, including products intended to treat PAH and/or PH-ILD. For example, Merck commercially launched Winrevair (sotatercept-csrk) in the United States in March 2024, which competes with our treprostinil-based products. In addition, in June 2025 Liquidia launched U.S. sales of Yutrepia for PAH and PH-ILD, which now competes with our treprostinil-based products. Additional treatments, such as Insmed Incorporated’s TPIP, are in late-stage clinical trials for treatment of PAH and/or PH-ILD. Each of these products could potentially materially adversely affect our revenues. There are also three therapies approved for the treatment of IPF, including Boehringer Ingelheim’s Jascayd® (nerandomilast), which was approved by FDA in October 2025 for IPF, and later for PPF. A wide variety of additional therapies are being developed by our competitors for the treatment of IPF. Existing and future approved IPF therapies would compete with Tyvaso DPI and Nebulized Tyvaso if either or both of them is ultimately approved for that indication. The introduction of lower-priced competing products may reduce both the price that we are able to charge for our products and the volume of products we sell.
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
The commercial success of our products depends, in significant part, on coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. Government and commercial payers are increasingly attempting to limit the price of medicinal products and frequently challenge the pricing of new or expensive drugs. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, and profit control. Financial pressures may cause United States government payers and/or private health insurers to implement policies that would reduce reimbursement rates for our products, limit future price increases, cap reimbursement rates for pharmaceuticals to rates paid internationally, require the automatic substitution of generic products, demand more rigorous requirements for initial coverage for new products, implement step therapy policies that require patients to try other medicines, including generic products, before using our products, or take other similar steps that could make it more difficult for patients to access our products. See, for example, the discussion of the IRA and the proposed GLOBE and GUARD regulations in the risk factor below entitled Government healthcare reform and other reforms could adversely affect our revenue, costs, and results of operations.
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
Our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. We manufacture our entire supply of Orenitram and Unituxin without an FDA-approved back-up manufacturing site. We do not plan to engage a third party to manufacture Orenitram; however, we have initiated efforts to qualify a third party to manufacture Unituxin drug substance, which will take multiple years and may not succeed. Our manufactured organ and organ alternative programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such

2025 Annual Report	33

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
•We and our third-party manufacturers may need to increase our respective manufacturing capacity by constructing new facilities, and/or expanding existing facilities, in order to continue meeting anticipated demand for our products. These efforts are often costly and time-consuming, and must meet rigorous regulatory requirements. These efforts could be unsuccessful or take longer or cost more than we anticipate, due to a variety of factors including the lead time needed to procure, install, and qualify the highly specialized equipment necessary to manufacture the product.
•We may experience difficulty designing and implementing processes and procedures to comply with applicable regulations as we develop manufacturing operations for new products.
•Our primary manufacturing facilities are located in rapidly growing biopharmaceutical manufacturing hubs. Competition for experienced technical and entry level operations personnel is intense, and we may experience difficulty in staffing both our existing and future manufacturing facilities, which could limit the capacity of our facilities and/or delay startup of new facilities.
•Unituxin is a chimeric monoclonal antibody that has stringent quality control and stability requirements. The drug substance manufacturing process involves a complex, multi-step cell culture and purification process. Many biologic products, including Unituxin, are particularly sensitive to the conditions under which they are manufactured. Supplier-driven changes to any of the raw materials or components used in the manufacture of Unituxin, such as discontinuation or alteration, could have unintended impacts on the quality and shelf life of Unituxin and may inhibit or prevent our ability to supply acceptable finished product in sufficient quantities or at all. Batches of Unituxin that fail to meet certain release specifications cannot be sold into the market. We have a limited capacity to produce batches of Unituxin. If a sufficient number of batches fail to meet release specifications, we could face a shortage of drug product. During 2025 we encountered limitations on our ability to supply Unituxin to our distributor in Japan, which caused our distributor to delay starting new patients on this therapy in Japan. Our efforts to proactively engage with the FDA to adjust certain manufacturing specifications for Unituxin to reduce the risk of a shortage in the United States may prove unsuccessful. Furthermore, Unituxin has a limited shelf life, which impacts our ability to stockpile inventory at comparable levels to our other commercial products.
•Natural and man-made disasters (such as fires, contamination, power loss, hurricanes and other forms of severe weather, earthquakes, flooding, terrorist attacks, and acts of war), some of which could be exacerbated by climate change, disease outbreaks, and pandemics such as COVID-19 impacting our internal and third-party manufacturing and warehousing sites could cause a supply disruption.
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

34	United Therapeutics, a public benefit corporation

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
•We and our third-party manufacturers rely upon utility companies to supply our facilities with electrical power. The U.S. power grid is aging and demand for electrical power is rapidly increasing, partially driven by the construction of data centers in certain regions. If utility companies are not able to reliably supply electrical power, we and our third-party manufacturers may be unable to operate our facilities at full capacity.
•Our supply chain for raw materials and consumables extends worldwide and is complex. Suppliers based in China, India, and Taiwan play a role in our supply chain to support our second- and third-tier suppliers. Political unrest or trade disputes involving China, India, Taiwan, or other countries in our supply chain could impact our ability and the ability of our third-party manufacturers to source raw materials and consumables. We also have limited visibility into the supply chains on which our primary suppliers rely; as such, we rely on our primary suppliers to have robust risk mitigation strategies to detect issues and prevent supply disruption. Our commercial active pharmaceutical ingredient and all of our finished commercial product is manufactured in the United States.
•We are closely monitoring global military conflicts including those involving Ukraine and Israel. Although we do not directly source any raw materials or consumables from the directly impacted countries, our international suppliers and service providers in these regions could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.
•The cost of many key raw materials and consumables used in the manufacture of our products has increased due to significant inflationary pressure, and could increase further as a result of tariffs enacted by the Trump administration. Should the prices of raw materials and consumables further increase as a result of inflation or tariffs, we could see higher than average year-over-year increases in cost of goods sold. Tariffs and other trade barriers could also cause a substantial increase in the material costs associated with our construction activities.
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
•In 2024 we completed a DPF to produce our xenotransplantation products for human clinical studies. This facility houses gene-edited pigs in a highly controlled containment environment. This facility is a first of its kind, and unforeseen operational issues or disease outbreak amongst its herd could significantly impact the clinical development timelines for our xenotransplantation products. We are constructing two additional DPF facilities to mitigate operational risk and increase capacity. We will need to construct additional DPF facilities at significant expense in order to support the development and commercialization of our xenotransplantation products. If development of our xenotransplantation products fails or demand is significantly less than anticipated, we will not recoup our significant investment in these unique facilities as they would be difficult to repurpose. Conversely, prior to approval of our xenotransplantation products, we may not construct the number of facilities that we believe will ultimately be required to meet patient demand, which may delay our ability to meet demand when and if our xenotransplantation products are approved.
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
Any of these factors could disrupt sales of our commercial products, delay clinical trials or commercialization of new products, result in product liability claims and product recalls, and entail higher costs or lost revenues. Interruptions in our manufacturing process could be significant given the length of time and complexity involved in obtaining necessary regulatory approvals for alternative arrangements, through either third parties or internal manufacturing processes.
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

2025 Annual Report	35

compliance with applicable laws and regulations. In the United States, we derive substantially all our treprostinil-based revenues from sales to two distributors, Accredo and CVS Specialty. If either of these two distributors places significantly larger or smaller orders in a given time period, our revenues can be impacted in a way that does not reflect patient demand.
We rely entirely on third parties to supply pumps and other supplies necessary to administer Remodulin. There are a limited number of pumps and other supplies available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available. Smiths Medical (which has since been acquired by ICU Medical) discontinued manufacturing the MS-3 system used to administer subcutaneous Remodulin, and specialty pharmacy distributors informed us that supplies of new MS-3 pumps are fully exhausted, although a limited number of refurbished pumps may be available for use with generic treprostinil. In 2022, ICU Medical discontinued manufacturing and distribution of the CADD-Legacy system used to administer intravenous Remodulin. Historically, these were the pumps primarily used to administer Remodulin to patients in the United States. In 2021, we launched the Remunity Pump to administer subcutaneous Remodulin, and in 2022 ICU Medical made an alternative pump, the CADD-Solis, available for intravenous Remodulin. We rely entirely on DEKA and its affiliates to manufacture the Remunity and RemunityPRO Pumps. Additional ancillary supplies are used with these pumps, and a limited number of manufacturers that supply them.
Lilly manufactures and supplies Adcirca for us. We use Lilly’s pharmaceutical wholesaler network to distribute Adcirca. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt, or prevent us from selling Adcirca.
We rely on two contract manufacturers — Forj Medical and Phillips-Medisize Corp. — to manufacture the Tyvaso Inhalation System for Nebulized Tyvaso. As Nebulized Tyvaso is a drug-device combination product, we cannot sell Nebulized Tyvaso without the Tyvaso Inhalation System. We also rely on various third parties to supply the monthly disposable device accessories that are used with the Tyvaso Inhalation System. We rely entirely on MannKind to manufacture Tyvaso DPI finished drug product and inhalers for us, with no plans to develop an alternate or backup supply arrangement. If MannKind is unable to manufacture Tyvaso DPI in sufficient quantities for us for any reason, our commercial sales of Tyvaso DPI could be materially and adversely impacted.
We also rely on various sole-source suppliers for manufacturing activities related to ralinepag. We are in the process of qualifying our RTP facility to produce our primary commercial supply of ralinepag if and when it is approved by the FDA. This effort could be unsuccessful or take longer or cost more than we anticipate, in which case we may be more reliant on our existing third-party contract manufacturers.
Finally, we rely entirely on Sanner GmbH to manufacture cartridges that were cleared by the FDA for use with the MS-3 pump to administer Remodulin. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
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

36	United Therapeutics, a public benefit corporation

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
The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA, the U.S. Department of Agriculture, and their international counterparts, as applicable. The process of obtaining and maintaining regulatory approvals for new drugs, biologics, and medical devices is lengthy, expensive, and uncertain. The regulatory approval process is particularly uncertain for our organ manufacturing program. Once approved, the manufacture, distribution, advertising, and marketing of our products are subject to extensive regulation, including requirements related to product labeling, pharmacovigilance and adverse effect reporting and processing (including both adverse events and product complaints), storage, distribution, and record-keeping. Our product candidates have in the past and may in the future fail to receive regulatory approval. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse effects subsequent to commercial introduction. Our ability to obtain regulatory approvals for our products has been, and in the future may be, materially impacted by the outcome and quality of our clinical trials and other data submitted to regulators, as well as the quality of our manufacturing operations and those of our third-party contract manufacturers and contract laboratories. In addition, third parties may submit citizen petitions to the FDA seeking to delay approval of, or impose additional approval conditions for, our products. Citizens petitions have in the past, and may in the future, significantly delay or prevent approval of our products.
In April 2025, the Trump administration announced a reduction in force at the U.S. Department of Health and Human Services, including layoffs at the FDA. These and other efforts to reduce the size of the FDA or its funding, combined with changes in FDA leadership, have begun to result in slower FDA response times and/or longer review periods. Future government shutdowns, funding disputes, reorganizations, furloughs, or reductions in resources or changes in priorities or focus may result in further delays. If response and review delays persist and/or worsen, they could potentially impact our ability to timely progress our pipeline efforts or obtain regulatory approval for new products and new indications for existing products.
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

2025 Annual Report	37

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
Political, economic, and regulatory developments may lead to fundamental changes in the U.S. healthcare industry, particularly given the persistent criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could adversely impact our ability to commercialize and to sell our products profitably. Even proposals or executive actions that ultimately are deemed unlawful or otherwise repealed could negatively impact the U.S. pharmaceutical sector and our business.
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
The IRA was enacted in 2022. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Medicare Part D coverage gap discount program with a new manufacturer discounting program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued guidance, and is expected to continue to issue guidance, even while multiple lawsuits challenging the IRA negotiation requirement remain pending. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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

38	United Therapeutics, a public benefit corporation

Tyvaso DPI and Orenitram revenues could be offset because the IRA’s Part D redesign, which went into effect in 2025 and resulted in an increase in the number of patients able to afford these therapies. The amount of the offset, if any, is inherently uncertain and difficult to predict.
The manner in which CMS has implemented the manufacturer discounting program will also increase financial obligations of Part D prescription drug plans with respect to beneficiaries in the catastrophic coverage phase. This may incentivize Part D prescription drug plans to seek greater price concessions from us in order to include our products on their formularies.
More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, significantly reduced funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of our commercial products.
The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. On the one hand, the Trump administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as GLOBE and GUARD. If finalized and adopted, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market. While it is unclear whether and how the Trump administration proposals will be implemented, the Trump administration policies are likely to have a significant negative impact on the pharmaceutical industry and may negatively affect our ability to receive revenues from sales of our commercial products. Even regulatory proposals or executive actions that ultimately are deemed unlawful or otherwise repealed could negatively impact the U.S. pharmaceutical sector and our business.
Individual U.S. states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement limitations, marketing cost disclosure, and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases; reporting price increase amounts and factors considered in taking such increases; wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies; and new product notice and reporting. Other legislation establishes so-called prescription drug affordability boards that could impose price caps on specific drugs, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across-the-board price caps for pharmaceuticals, or are seeking to regulate drug distribution. These state legislative measures could limit the price or payment for certain drugs or could complicate the distribution of drugs. A number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with state law requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information under transparency obligations. Additional legislation in these areas imposing additional requirements on manufacturers, as well as penalties for noncompliance, could be introduced in the future. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.
In October 2020, HHS and the FDA issued a final rule and guidance concerning two new pathways for importing lower-cost drugs into the United States. The final rule allows certain prescription drugs to be imported from Canada, and the guidance describes procedures for drug manufacturers to facilitate the importation of FDA-approved drugs and biologics manufactured abroad and originally intended for sale in a foreign country into the United States. In January 2024, the FDA approved Florida’s drug importation plan. In November 2025, the FDA granted a six-month extension for Florida to begin implementing its plan.
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

2025 Annual Report	39

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
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. If we must restate or recalculate information provided under these programs, our costs of compliance could increase. We could be held liable for errors in the submissions we are required to make with regards to governmental drug pricing program, including retroactive rebates and program refunds. We may incur significant civil monetary penalties if we are found to have knowingly provided false information to the government or to have charged 340B covered entities more than the statutorily mandated ceiling price, and resolution of any claims that we violated these provisions could be costly. Certain failures to timely submit required data also could result in a civil monetary penalty for each day the information is late. We could also become subject to allegations under the False Claims Act and other laws and regulations. In addition, misreporting and failure to timely report data to CMS also can be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid Drug Rebate program. If CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.
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

40	United Therapeutics, a public benefit corporation

Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies, enforcement agencies, and other third parties. These activities may result in actions that effectively reduce prices or demand for our products, harm our business or reputation, or subject us to fines or penalties.
Company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and manufacturers’ donations to third-party charities that provide such assistance, are subject to heightened scrutiny. The Department of Justice (DOJ) has taken enforcement action against pharmaceutical companies alleging violations of the Federal False Claims Act and other laws in connection with patient assistance programs. We have been, and may in the future, be subject to DOJ investigations with respect to our support of non-profit patient assistance programs, which can result in sanctions, fines, or other payments and agreements with respect to our compliance programs. As discussed in Note 14—Litigation, to our consolidated financial statements, we have been sued by Humana Inc., United Healthcare Services, Inc., and various parties in the MSP Recovery litigation for allegedly violating RICO and various state laws in connection with our donations to a charity. These lawsuits, or other lawsuits in the future, could result in significant monetary judgments and the imposition of other penalties against us.
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

2025 Annual Report	41

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
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Our patents related to our individual treprostinil-based products expire at various times through 2042. We entered into settlement agreements with certain generic drug companies permitting them to launch generic versions of Remodulin in the United States and other companies to launch generic versions of Nebulized Tyvaso and Orenitram in the United States. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims against us relating to such agreements. We have been sued by Sandoz for violating our settlement agreement with them and we have accrued a liability of $74.1 million in connection with such suit, reflecting the final judgment and post-judgment interest accrued through the end of 2025, although our ultimate liability may be greater. Other actions against us in the future could result in significant monetary judgments and the imposition of other penalties against us. A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering the Unituxin drug product. For further details, see Part I, Item 1—Business—Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.
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

42	United Therapeutics, a public benefit corporation

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
If a third party commences legal action against us for infringement, we may incur significant costs to defend ourselves against the claims made in the action and our management’s attention could be diverted from our day-to-day business operations, whether or not the action has merit. An adverse judgment or settlement resulting from the action could require us to pay substantial amounts in damages for infringement or to obtain a license to continue to use the intellectual property that is the subject of the infringement claim, or could result in injunctive relief limiting our ability to develop, manufacture, or sell our products. In April 2025, Liquidia initiated litigation against us alleging that Tyvaso DPI infringes a patent assigned to Liquidia. While we believe we have meritorious defenses and will vigorously defend against these claims, this litigation could be time consuming and ultimately may not be resolved in our favor, in which case, we could be required to pay substantial damages.
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
We may be required to seek additional sources of financing to meet unplanned or planned expenditures. Unplanned expenditures could be significant and may result from necessary modifications to product development plans or product offerings in response to difficulties encountered with clinical trials. We may also face unexpected costs in preparing products for commercial sale, or in maintaining sales levels of our currently marketed therapeutic products. Our credit agreement (the 2025 Credit Agreement) contains affirmative and negative covenants that, among other things, limit our ability to incur additional indebtedness. If we are unable to obtain additional funding on commercially reasonable terms or at all, we may be compelled to delay clinical studies, curtail operations, or obtain funds through collaborative arrangements that may require us to relinquish rights to certain products or potential markets.

2025 Annual Report	43

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
We seek to expand our business in part through acquisitions of complementary businesses, products, and technologies. The success of this strategy will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs related to an acquisition but may be unable or unwilling to consummate the proposed transaction. Acquisitions involve numerous risks, including: the ability to realize anticipated synergies and manage the integration of personnel, products, and acquired infrastructure and controls; potential increases in operating costs; managing geographically remote operations; the diversion of management's attention from other business concerns; potential disruptions in ongoing operations during integration; risks inherent in entering markets and sectors in which we have limited or no direct experience; and the potential loss of key employees, customers, or vendors and other business partners of the acquired companies. External factors, such as compliance with law, may also impact the successful integration of an acquired business. Acquisitions could involve dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill (or in-process research and development assets), and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, which may make acquisitions impossible or more costly. The terms of financing we obtain may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain or may be denied, and if obtained, the terms of such regulatory approvals may limit our ongoing operations or require us to divest assets.
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
•announcements regarding generic or other challenges to the intellectual property related to our products, the launch and successful commercialization of generic versions of our products or other competitive products, and the impact of competition from generic and other products on our revenues;
•announcements regarding litigation matters, including our ongoing litigation with Liquidia, among others;
•announcements regarding our efforts to obtain regulatory approval of, and to launch commercial sales of, new products;
•physician, patient, investor, or public concerns regarding the efficacy and/or safety of products marketed or being developed by us or by others;
•changes in, or new laws and regulations affecting reimbursement of, our therapeutic products by government payers, changes in reimbursement policies of private insurance companies, including the implementation and impacts of the IRA and other governmental efforts to reduce drug prices, and negative publicity surrounding the cost of high-priced therapies;
•announcements of technological innovations or new products or announcements regarding our existing products, including in particular the development of new, competing therapies;
•substantial sales of our common stock by us or our existing shareholders, or concerns that such sales may occur;
•future issuances of common stock by us or other activity which could be viewed as being dilutive to our shareholders;

44	United Therapeutics, a public benefit corporation

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

2025 Annual Report	45

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
Governance
Board of Directors
Our board of directors exercises its oversight role through its Audit Committee, which has primary responsibility for overseeing risks related to cybersecurity matters. Our Audit Committee regularly receives reports and presentations on data privacy and security, which address relevant cybersecurity issues, and which can span a wide range of topics, including but not limited to, recent developments, evolving standards, vulnerability assessments, review of risks from third parties such as customers, service providers, and suppliers, and the current threat environment. These reports and presentations are provided by senior personnel with responsibility for IT security, including our Security, Risk and Compliance Senior Director (SRC Senior Director) and our Chief Information Officer. Our board, through its interactions with our Audit Committee chair and our SRC Senior Director and Chief Information Officer receives periodic updates regarding cybersecurity risk matters and prompt and timely information regarding significant cybersecurity incidents and our response to such incidents.

46	United Therapeutics, a public benefit corporation

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
Internal Cybersecurity Team
Our Incident Management Team (IMT) is led by our SRC Senior Director, who serves as the point of contact for all IT security related matters within our company, and also includes our Chief Information Officer. Our IMT is responsible for the implementation, monitoring, and maintenance of the cybersecurity and data protection practices across our company. Our SRC Senior Director is responsible for ensuring the regular review and maintenance of the Computer Security Incident Response Plan (CSIRP) and the execution of all procedures within it. Our SRC Senior Director has technical leadership experience and cybersecurity expertise gained from over 25 years of experience, including security leadership, program development, strategy formulation, data protection, and IT risk management within the health care, pharmaceutical, and biotechnology industries. Our Chief Information Officer has over ten years of experience with our company, and an extensive background in security technology and operations, compliance, data privacy, business continuity, and disaster recovery.
The security professionals in the IMT have cybersecurity backgrounds and expertise relevant to their roles, including, in certain circumstances, relevant industry certifications. In addition to our internal cybersecurity capabilities, we also have engaged outside experts to assist with assessing, identifying, and managing cybersecurity risks. The IMT meets as necessary to discuss, investigate, and respond to any cybersecurity incidents, to allocate resources to respond to incidents, and to confirm incidents are appropriately documented. We have protocols by which the IMT escalates certain cybersecurity incidents within our company and, where appropriate, the IMT will notify appropriate stakeholders and our Audit Committee and provide updates on the status of such incidents. Experienced employees responsible for various parts of our business and a team of trained cybersecurity professionals assist our SRC Senior Director and the IMT. Internal teams, including our Operations Infrastructure Team, Operations End User Computer Team, Operations Engineering Team, Security, Risk and Compliance Team, Operational Technology Team, and Application Administrators and certain external vendors (together, the Incident Response Team Members), collectively with the IMT, form the Incident Response Team (IRT), which investigates and responds to privacy or cybersecurity incidents.
Risk Management and Strategy
We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely impact our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees, patients, or healthcare providers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems, and we manage cybersecurity risks through a robust enterprise risk management process. These policies and practices are aligned with industry best practices and standards, such as the National Institute of Standards and Technology (NIST) cybersecurity framework. Our cybersecurity program encompasses the IMT and its policies, platforms, procedures, and processes for assessing, identifying, and managing risks from cybersecurity threats, including third-party risk from vendors and suppliers. Our program includes various policies, procedures, and plans related to cybersecurity, including the CSIRP, Corporate Crisis Management Plan, Crisis Communications Response Plan, Organizational Resiliency Governance Policy and Framework, and Business Continuity Plans. These plans outline a coordinated approach for protecting information security, managing vulnerabilities, and assessing, identifying, and managing risks from cybersecurity threats, including identifying and responding to cybersecurity incidents, and processes for categorizing incidents, reporting findings, and keeping senior management, our Audit Committee, and other key stakeholders informed and involved as appropriate.
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
•Detect— in which we engage in continuous monitoring to provide proactive and real-time alerts of cybersecurity-related events;

2025 Annual Report	47

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
For the response phase of an incident, after our SRC Senior Director or the designated alternate IRT leader receives notification of any potential or realized privacy or security incident, our SRC Senior Director or the designated alternate IRT leader makes an initial severity classification and determines if it is appropriate to convene the IRT, the members of which will be based on the nature and severity of the incident. The IMT has general authority and responsibility for incident response, which includes allocating resources to respond to incidents and providing the appropriate reports and statuses to senior management through the office of the CIO. The Incident Response Team Members support the IMT in these efforts.
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
Item 2. Properties
North Carolina—We own a total of 279 acres and have active operations in approximately 630,000 square feet at our co-headquarters campus in RTP. Our clinical research and development, commercialization, manufacturing, warehousing and logistics hub, and our ULobe research and development laboratory, all operate within this campus. We manufacture Orenitram drug product and we package, warehouse, and distribute Nebulized Tyvaso, Tyvaso DPI, Remodulin, Orenitram, and Unituxin at this location. If the FDA approves ralinepag, we plan to transfer manufacturing of this product to our RTP campus following commercial launch. We also have an additional capacity for future growth and expansion at this campus. Additionally, we lease approximately 21,000 square feet of office space in Morrisville, North Carolina to house our United Therapeutics Cares patient support program.
Maryland—We own a 415,000 square foot combination laboratory and office building campus in Silver Spring, Maryland that serves as our co-headquarters, is used to manufacture certain of our products, and houses one of our ex vivo lung perfusion centers. Manufacturing activities at this campus include the synthesis of treprostinil, the active ingredient in Tyvaso DPI, Nebulized Tyvaso, and Remodulin, and treprostinil diolamine, the active ingredient in Orenitram, as well as dinutuximab, the active ingredient in Unituxin. We also manufacture Nebulized Tyvaso drug product, Remodulin drug product, and Unituxin drug product at our Silver Spring campus. We plan to produce manufactured lung alternatives for clinical studies at our Silver Spring campus.
Minnesota—Our Miromatrix subsidiary leases a 42,300 square foot office and laboratory facility in Eden Prairie, Minnesota, where it produces manufactured kidney and liver products for research and development purposes and clinical trials. We are constructing a 65,000 square foot clinical-scale DPF facility in Stewartville, Minnesota where we intend to produce porcine hearts and kidneys for use in xenotransplantation clinical trials and to support eventual commercial production of our xeno-organs following FDA approval.
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

48	United Therapeutics, a public benefit corporation

Texas—We are constructing a 65,000 square foot clinical scale DPF facility in Houston, Texas, where we intend to produce porcine hearts and kidneys for use in xenotransplantation clinical trials, and to support eventual commercial production of our xeno-organs following FDA approval.
Virginia—We own and operate a 65,000 square foot clinical-scale DPF facility in Christiansburg, Virginia where we produce porcine hearts and kidneys for use in xenotransplantation clinical trials, and where we intend to support eventual commercial production of our xeno-organs following FDA approval. We also lease a laboratory and farm in Blacksburg, Virginia that support our xenotransplantation research and development efforts.
Quebec—We own a 23,000 square foot facility in Bromont, Quebec, Canada, which is dedicated to the development of sustainable aircraft for the delivery of manufactured organs and organ alternatives.
Massachusetts—Our IVIVA subsidiary leases a 23,500 square foot office and laboratory facility in Medford, Massachusetts, where it produces manufactured kidney alternative products for research and development purposes and clinical trials. In 2025, we purchased a 50,000 square foot facility in Lexington, Massachusetts, which is intended to serve as a cGMP site for clinical production of manufactured organs.
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
Number of Holders
As of February 18, 2026, there were approximately 24 holders of record of our common stock.
Dividend Policy
We have never paid and have no present intention to pay cash dividends on our common stock in the foreseeable future. We intend to retain any earnings for use in our business operations.

2025 Annual Report	49

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	$—
November 1, 2025 - November 30, 2025(1)	3,882	391.18	3,882	—
December 1, 2025 - December 31, 2025	—	—	—	—
Total	3,882	$391.18	3,882	$—
(1)As announced on July 30, 2025, our Board of Directors approved a share repurchase program authorizing up to $1.0 billion (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract) in aggregate repurchases of our common stock, which program expires on March 31, 2026. Pursuant to this authorization, we entered into two accelerated share repurchase agreements (the 2025 ASR agreements), comprised of a $500.0 million uncollared stock repurchase agreement (the Uncollared ASR) and a $500.0 million collared stock repurchase agreement (the Collared ASR), with Citibank, N.A. (Citi) on August 1, 2025 to repurchase $1.0 billion of our common stock. We made an aggregate upfront payment of $1.0 billion to Citi and received initial deliveries of 1,274,296 and 849,531 shares of our common stock on August 4, 2025, representing approximately 75 percent and 50 percent of the total shares that would be repurchased under the Uncollared ASR and Collared ASR, respectively, measured based on the closing price of our common stock on August 1, 2025. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the Collared ASR, we received an additional 514,789 shares of our common stock on August 25, 2025. The final settlement of the Uncollared ASR occurred in November 2025, and we received an additional 3,882 shares of our common stock upon settlement. The average price paid per share was based on the daily volume-weighted average price per share of our common stock during the repurchase period under the Uncollared ASR, less a discount. The final settlement of the Collared ASR occurred in January 2026, and we received no additional shares of our common stock upon settlement as a result of a collar provision that established the minimum and maximum number of shares to be repurchased, as well as other adjustments. In total, we repurchased 2,642,498 shares of our common stock under the 2025 ASR agreements that we currently hold as treasury stock in our consolidated balance sheets.

50	United Therapeutics, a public benefit corporation

Comparison of Five-Year Total Cumulative Shareholder Return
The following chart shows the performance from December 31, 2020 through December 31, 2025 of our common stock, compared with an investment in the stocks represented in each of the Nasdaq U.S. Benchmark TR Index and the Nasdaq U.S. Benchmark Pharmaceuticals TR Index, assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any.

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$–
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
United Therapeutics Corporation
NASDAQ US Benchmark Pharmaceuticals TR Index
NASDAQ US Benchmark TR Index

Item 6. [Reserved]

2025 Annual Report	51

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements. All statements in this filing are made as of the date this Report is filed with the SEC. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events, or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations about future outcomes and on information available to us through the date this Report on Form 10-K is filed with the SEC, include, among others, statements related to the following:
•Expectations of revenues, expenses, profitability, cash flows, and growth in the number of patients being treated with our products, including continued growth in sales of Tyvaso DPI, and anticipated growth in the number of patients with PH-ILD being treated with our Tyvaso products;
•The sufficiency of our cash on hand to support operations;
•Our ability to obtain and maintain domestic and international regulatory approvals;
•Our ability to maintain attractive pricing and reimbursement levels for our products, in light of increasing competition, including from generic products, and pressure from government and other payers to decrease the costs associated with healthcare, including the potential impact of the IRA on our business and the Trump administration’s most favored nation pricing initiatives;
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
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz and Liquidia PAH, LLC (formerly known as RareGen); our patent and trade secret litigation with Liquidia related to Yutrepia; Liquidia’s patent lawsuit against us related to Tyvaso DPI; and our litigation with Humana Inc., United Healthcare Services, Inc., MSP Recovery Claims, Series LLC, and related entities;
•The impact of competing therapies on sales of our commercial products, including the impact of generic versions of Remodulin; established therapies such as Uptravi®; and newer therapies such as Merck’s Winrevair and Liquidia’s Yutrepia;
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

52	United Therapeutics, a public benefit corporation

Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso DPI, a dry powder inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA in May 2022 to improve exercise ability in patients with PAH and PH-ILD.
•Nebulized Tyvaso, a nebulized liquid inhaled formulation of treprostinil, approved by the FDA to improve exercise ability in patients with PAH. Nebulized Tyvaso was also approved by the FDA in March 2021 to improve exercise ability in patients with PH-ILD. Nebulized Tyvaso has also been approved with respect to PAH and/or PH-ILD in various countries outside of the United States.
•Remodulin, a continuously-infused formulation of treprostinil, approved by the FDA for subcutaneous and intravenous delivery to diminish symptoms associated with exercise in patients with PAH. Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a next-generation subcutaneous infusion system for Remodulin developed under an exclusive development and license agreement with DEKA. In September 2025, we launched a new patient-filled version of the Remunity Pump, called RemunityPRO, which is intended to improve the patient experience by making the pump easier to use.
•Orenitram, an oral extended-release tablet form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients.
•Unituxin, an infused monoclonal antibody approved in the United States and Canada for the treatment of high-risk neuroblastoma and approved in Japan for the treatment of neuroblastoma after high-dose chemotherapy.
•Adcirca, an oral immediate-release tablet form of the PDE-5 inhibitor tadalafil, approved by the FDA to improve exercise ability in PAH patients. We sell Adcirca under an in-license from Lilly that expires December 31, 2026.
For additional detail regarding our commercial products, see Part I, Item 1—Business—Our Commercial Products.
Research and Development
We are engaged in research and development of new indications and delivery devices for our existing products. We are studying Nebulized Tyvaso in patients with IPF and PPF (the TETON studies).
In addition, we are developing a new product to treat PAH, ralinepag. We are also heavily engaged in research and development of organ transplantation-related technologies including xenotransplantation, regenerative medicine, and ex vivo lung perfusion. For additional detail regarding our research and development programs, see Part I, Item 1—Business—Research and Development.
Revenues
Our total revenues consist primarily of sales of the commercial products noted above, including the delivery devices (in the case of Tyvaso DPI, Nebulized Tyvaso, and Remodulin). We have entered into separate, non-exclusive distribution agreements with Accredo and CVS Specialty to distribute Tyvaso DPI, Nebulized Tyvaso, Remodulin, the Remunity and RemunityPRO Pumps, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with Cencora Global Procurement Ltd. to distribute Unituxin in the United States. We also sell Nebulized Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. We also derive revenues from the sale of commercial ex vivo lung perfusion services, which are presented under Other within Note 13—Segment Information to our consolidated financial statements included in this Report.
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

2025 Annual Report	53

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
Share-Based Compensation
Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan), which provides for the issuance of up to 14,770,000 shares of our common stock, including the 950,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2025. In February 2019, our Board of Directors approved the 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), which provides for the issuance of up to 99,000 shares of our common stock pursuant to awards granted to newly-hired Unitherians. Currently, we grant equity-based awards to Unitherians and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we may grant restricted stock units to newly-hired Unitherians under the 2019 Inducement Plan. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods. Historically, we granted awards under our Share Tracking Awards Plan (the STAP). Issuance of awards under this plan was discontinued in 2015 and all remaining outstanding STAP awards were exercised during the first quarter of 2025.
The fair value of stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant.
Future Prospects
We anticipate that revenue growth over the near-term will be driven primarily by: (1) continued growth in sales of Tyvaso DPI; (2) continued growth in the number of PH-ILD patients prescribed Tyvaso DPI and Nebulized Tyvaso; (3) continued growth in the number of patients prescribed Orenitram; and (4) modest price increases for some of our products. We believe that additional revenue growth in the medium- and longer-term will be driven by new products, new indications for existing products, and new devices to deliver our existing products, as described above under Part I, Item 1—Business—Research and Development.

54	United Therapeutics, a public benefit corporation

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
We have budgeted approximately $400 million for capital expenditures during 2026 and through the end of 2028 to construct additional facilities to support the development and commercialization of our products and technologies. This amount is primarily dedicated to construction of a new manufacturing facility in RTP; and construction of clinical-scale DPF facilities in Stewartville, Minnesota and Houston, Texas. We plan to fund these capital expenditures using cash on hand.
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
Results of Operations
This section of this Report generally discusses 2025, 2024, and 2023 items and year-to-year comparisons between 2025 and 2024. Discussions of year-to-year comparisons between 2024 and 2023 that are not included in this Report can be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations of our Form 10-K filed on February 26, 2025 (our 2024 Annual Report).
Revenues
The table below presents the components of total revenues (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023	2025 v. 2024	2024 v. 2023
Net product sales:
Tyvaso DPI	$1,292.5	$1,033.6	$731.1	$258.9	$302.5	25%	41%
Nebulized Tyvaso	585.7	586.8	502.6	(1.1)	84.2	—%	17%
Total Tyvaso	1,878.2	1,620.4	1,233.7	257.8	386.7	16%	31%
Remodulin(1)	526.8	538.1	494.8	(11.3)	43.3	(2)%	9%
Orenitram	496.9	434.3	359.4	62.6	74.9	14%	21%
Unituxin	226.8	238.7	198.9	(11.9)	39.8	(5)%	20%
Adcirca	30.0	23.8	28.9	6.2	(5.1)	26%	(18)%
Other	24.0	22.1	11.8	1.9	10.3	9%	87%
Total revenues	$3,182.7	$2,877.4	$2,327.5	$305.3	$549.9	11%	24%
(1) Net product sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.
Total Tyvaso net product sales grew 16 percent to $1,878.2 million in 2025, compared to $1,620.4 million in 2024, driven by growth in Tyvaso DPI net product sales. Tyvaso DPI net product sales increased in 2025, as compared to 2024, primarily due to an increase in quantities sold of $268.5 million. The increase in quantities sold was primarily due to continued growth in the number of patients following the product’s launch and, to a lesser extent, increased commercial utilization following the implementation of the Medicare Part D benefit redesign under the IRA.

2025 Annual Report	55

Orenitram net product sales increased in 2025, as compared to 2024, primarily due to an increase in quantities sold of $46.0 million. The increase in quantities sold was driven, at least in part, by increased commercial utilization following the implementation of the Medicare Part D benefit redesign under the IRA.
The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Year Ended December 31,
	2025			2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$1,291.8	$0.7	$1,292.5	$1,033.2	$0.4	$1,033.6	$731.1	$—	$731.1
Nebulized Tyvaso	531.9	53.8	585.7	545.5	41.3	586.8	477.1	25.5	502.6
Total Tyvaso	1,823.7	54.5	1,878.2	1,578.7	41.7	1,620.4	1,208.2	25.5	1,233.7
Remodulin(1)	448.9	77.9	526.8	464.2	73.9	538.1	414.6	80.2	494.8
Orenitram	496.9	—	496.9	434.3	—	434.3	359.4	—	359.4
Unituxin	214.7	12.1	226.8	219.6	19.1	238.7	181.3	17.6	198.9
Adcirca	30.0	—	30.0	23.8	—	23.8	28.9	—	28.9
Other	22.8	1.2	24.0	19.1	3.0	22.1	9.8	2.0	11.8
Total revenues	$3,037.0	$145.7	$3,182.7	$2,739.7	$137.7	$2,877.4	$2,202.2	$125.3	$2,327.5
(1) Net product sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.
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

	Year Ended December 31, 2025
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2025	$140.8	$5.1	$2.2	$11.6	$159.7
Provisions attributed to sales in:
Current period	521.6	74.0	0.9	41.7	638.2
Prior periods	0.7	0.1	—	(0.5)	0.3
Payments or credits attributed to sales in:
Current period	(296.6)	(67.7)	—	(30.1)	(394.4)
Prior periods	(127.6)	(5.2)	(1.7)	(11.0)	(145.5)
Balance, December 31, 2025	$238.9	$6.3	$1.4	$11.7	$258.3

	Year Ended December 31, 2024
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2024	$108.4	$5.3	$1.9	$10.4	$126.0
Provisions attributed to sales in:
Current period	356.0	64.4	1.9	41.8	464.1
Prior periods	(10.6)	—	(1.0)	(0.9)	(12.5)
Payments or credits attributed to sales in:
Current period	(215.8)	(59.3)	—	(30.4)	(305.5)
Prior periods	(97.2)	(5.3)	(0.6)	(9.3)	(112.4)
Balance, December 31, 2024	$140.8	$5.1	$2.2	$11.6	$159.7

56	United Therapeutics, a public benefit corporation

	Year Ended December 31, 2023
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2023	$81.3	$4.4	$3.3	$10.9	$99.9
Provisions attributed to sales in:
Current period	278.0	52.5	1.3	40.7	372.5
Prior periods	(2.5)	(0.1)	(1.9)	(0.9)	(5.4)
Payments or credits attributed to sales in:
Current period	(169.8)	(47.3)	—	(30.3)	(247.4)
Prior periods	(78.6)	(4.2)	(0.8)	(10.0)	(93.6)
Balance, December 31, 2023	$108.4	$5.3	$1.9	$10.4	$126.0
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023	2025 v. 2024	2024 v. 2023
Category:
Cost of sales	$380.5	$304.3	$255.1	$76.2	$49.2	25%	19%
Share-based compensation expense(1)	3.9	5.4	2.4	(1.5)	3.0	(28)%	125%
Total cost of sales	$384.4	$309.7	$257.5	$74.7	$52.2	24%	20%
(1)See Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. The increase in cost of sales for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to increases in: (1) royalty expense resulting from a growth in revenues; (2) inventory reserve expense; and (3) the cost of products and services sold.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023	2025 v. 2024	2024 v. 2023
Category:
External research and development(1)	$245.8	$217.5	$192.0	$28.3	$25.5	13%	13%
Internal research and development(2)	212.3	183.6	146.6	28.7	37.0	16%	25%
Share-based compensation expense(3)	32.3	29.1	15.6	3.2	13.5	11%	87%
Other(4)	59.6	50.8	53.8	8.8	(3.0)	17%	(6)%
Total research and development expense	$550.0	$481.0	$408.0	$69.0	$73.0	14%	18%
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
(4)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products, adjustments to the fair value of our contingent consideration obligations, and costs to acquire certain in-process research and development (IPR&D) assets. During the year ended December 31, 2025, we recorded (a) $42.2 million in expense related to milestone payments for drug delivery device and formulation technologies; and (b) $10.8 million in expense related to adjustments to the fair value of contingent consideration obligations for manufactured organ and organ alternative projects.

2025 Annual Report	57

During the year ended December 31, 2024, we recorded $40.2 million and $8.0 million in expense related to upfront non-refundable licensing payments for drug delivery device technologies and ex vivo lung perfusion technology, respectively. During the year ended December 31, 2023, we recorded $46.0 million in IPR&D expense in connection with the acquisition of IVIVA.
Research and development, excluding share-based compensation. The increase in research and development expense for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to: (1) increased expenditures related to manufactured organ and organ alternative projects; and (2) increased expenditures for drug delivery device and formulation technologies.
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023	2025 v. 2024	2024 v. 2023
Category:
General and administrative(1)	$501.0	$432.8	$374.2	$68.2	$58.6	16%	16%
Impairment of property, plant, and equipment (PP&E)	21.7	—	—	21.7	—	NM(3)	NM(3)
Litigation accrual	3.0	71.1	—	(68.1)	71.1	(96)%	NM(3)
Sales and marketing	118.6	96.3	81.8	22.3	14.5	23%	18%
Share-based compensation expense(2)	111.5	109.5	21.1	2.0	88.4	2%	419%
Total selling, general, and administrative expense	$755.8	$709.7	$477.1	$46.1	$232.6	6%	49%
(1)Excluding impairment of PP&E and litigation accrual. See Impairment of PP&E and Litigation accrual sections below.
(2)See Share-Based Compensation section below for discussion.
(3)Calculation is not meaningful.
General and administrative, excluding impairment of PP&E, litigation accrual, and share-based compensation. The increase in general and administrative expense for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to increases in: (1) personnel expense due to growth in headcount; and (2) legal expenses related to litigation matters.
Impairment of PP&E. During the second quarter of 2025, we recorded a $21.7 million impairment charge to write down the carrying value of certain PP&E.
Litigation accrual. During the years ended December 31, 2025 and 2024, we recorded accruals of $3.0 million and $71.1 million, respectively, related to ongoing litigation with Sandoz. We currently do not expect that the amount of any loss in excess of this accrual would be material to our financial results; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the amount of post judgment interest and the outcome of appeals, as discussed in Note 14—Litigation, to our consolidated financial statements. The litigation accrual is included within selling, general, and administrative in our consolidated statements of operations.
Sales and marketing, excluding share-based compensation. The increase in sales and marketing expense for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to increases in: (1) personnel expense due to growth in headcount; and (2) marketing expenses.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023	2025 v. 2024	2024 v. 2023
Category:
Stock options	$42.3	$29.8	$15.4	$12.5	$14.4	42%	94%
Restricted stock units	103.1	79.7	52.4	23.4	27.3	29%	52%
STAP awards	(0.8)	32.3	(30.7)	(33.1)	63.0	(102)%	205%
Employee stock purchase plan	3.1	2.2	2.0	0.9	0.2	41%	10%
Total share-based compensation expense	$147.7	$144.0	$39.1	$3.7	$104.9	3%	268%

58	United Therapeutics, a public benefit corporation

The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023	2025 v. 2024	2024 v. 2023
Cost of sales	$3.9	$5.4	$2.4	$(1.5)	$3.0	(28)%	125%
Research and development	32.3	29.1	15.6	3.2	13.5	11%	87%
Selling, general, and administrative	111.5	109.5	21.1	2.0	88.4	2%	419%
Total share-based compensation expense	$147.7	$144.0	$39.1	$3.7	$104.9	3%	268%
The increase in share-based compensation expense for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to: (1) an increase in restricted stock unit expense due to a greater number of outstanding performance-based restricted stock units during the year ended December 31, 2025, as compared to the same period in 2024; and (2) an increase in stock option expense due to a greater number of unvested and outstanding performance-based stock options during the year ended December 31, 2025, as compared to the same period in 2024, partially offset by a decrease in STAP expense, as all remaining STAP awards were exercised during the first quarter of 2025. See Note 8—Share-Based Compensation, to our consolidated financial statements for more information.
Other Income (Expense), Net
The change in other income (expense), net for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to net unrealized gains on equity securities. See Note 4—Investments and Note 5—Fair Value Measurements, to our consolidated financial statements for more information.
Income Tax Expense
Income tax expense was $379.2 million for the year ended December 31, 2025, as compared to $343.9 million for the same period in 2024. Our effective income tax rate was approximately 22 percent for the years ended December 31, 2025 and 2024. For additional details, see Note 10—Income Taxes to our consolidated financial statements.
2025 Share Repurchase
In August 2025, we entered into the 2025 ASR agreements with Citi, comprised of a $500 million Uncollared ASR and a $500 million Collared ASR. Under the 2025 ASR agreements, we made an aggregate upfront payment of $1.0 billion to Citi and received initial deliveries of 1,274,296 and 849,531 shares of our common stock on August 4, 2025, representing approximately 75 percent and 50 percent of the total shares that would be repurchased under the Uncollared ASR and Collared ASR, respectively, measured based on the closing price of our common stock on August 1, 2025. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the Collared ASR, we received an additional 514,789 shares of our common stock on August 25, 2025. The final settlement of the Uncollared ASR occurred in November 2025, and we received an additional 3,882 shares of our common stock upon settlement. The final settlement of the Collared ASR occurred in January 2026, and we received no additional shares of our common stock upon settlement as a result of a collar provision that established the minimum and maximum number of shares to be repurchased, as well as other adjustments. In total, we repurchased 2,642,498 shares of our common stock under the 2025 ASR agreements that we currently hold as treasury stock in our consolidated balance sheets.
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

2025 Annual Report	59

Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable, and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty, and we may seek other forms of financing. In April 2025, we entered into the 2025 Credit Agreement, which provides for an unsecured revolving credit facility of up to $2.5 billion. Our outstanding balance under the 2025 Credit Agreement, which matures in 2030, was zero as of December 31, 2025. See Unsecured Revolving Credit Facilities below for further details.
For information regarding the fluctuation explanations between 2024 and 2023, see our 2024 Annual Report.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	Year Ended December 31,		Dollar Change	Percentage Change
	2025	2024	2025 v. 2024	2025 v. 2024
Cash and cash equivalents	$1,557.1	$1,697.2	$(140.1)	(8)%
Marketable investments—current	1,363.2	1,569.8	(206.6)	(13)%
Marketable investments—non-current	1,776.7	1,475.3	301.4	20%
Total cash and cash equivalents and marketable investments	$4,697.0	$4,742.3	$(45.3)	(1)%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023	2025 v. 2024	2024 v. 2023
Net cash provided by operating activities	$1,561.2	$1,327.1	$978.0	$234.1	$349.1	18%	36%
Net cash (used in) provided by investing activities	$(551.3)	$417.2	$(719.6)	$(968.5)	$1,136.8	(232)%	158%
Net cash used in financing activities	$(1,150.0)	$(1,254.8)	$(11.9)	$104.8	$(1,242.9)	8%	NM(1)

(1) Calculation is not meaningful.
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, and tax-related receivables and payables.
The increase of $234.1 million in net cash provided by operating activities for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to an increase in net cash received due to the growth in sales of our commercial products.
Investing Activities
The increase of $968.5 million in net cash used in investing activities for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to: (1) a $682.6 million increase in cash used for total purchases, sales, and maturities of marketable investments; and (2) a $274.0 million increase in cash paid to purchase property, plant, and equipment.
Financing Activities
The decrease of $104.8 million in net cash used in financing activities for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to a $100.0 million decrease in net repayments on our line of credit.

60	United Therapeutics, a public benefit corporation

Unsecured Revolving Credit Facilities
In March 2022, we entered into a credit agreement (the 2022 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, which provided for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million.
On April 25, 2025, we terminated the 2022 Credit Agreement and entered into the 2025 Credit Agreement, which provides for an unsecured revolving credit facility of up to $2.5 billion in the aggregate. On April 25, 2025, we borrowed $200.0 million under the 2025 Credit Agreement and used the proceeds to repay all outstanding indebtedness under the 2022 Credit Agreement in connection with its termination. During the second quarter of 2025, we repaid the remaining $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of June 30, 2025. Our aggregate outstanding debt balance remained zero as of December 31, 2025 and February 25, 2026. See Note 7—Debt—2025 Credit Agreement, to our consolidated financial statements for additional information.
Contractual Obligations
As of December 31, 2025, we had the following contractual obligations (in millions):

	Payments Due by Period
	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$37.6	$7.3	$14.1	$10.7	$5.5
Long-term debt obligations(1)	32.4	7.5	15.0	9.9	—
Obligations under the SERP(2)	63.4	26.0	13.0	—	24.4
Purchase obligations(3)	1,022.8	869.5	136.9	14.7	1.7
Total(4) (5)	$1,156.2	$910.3	$179.0	$35.3	$31.6
(1)We have contractual obligations to pay unused commitment fees under the 2025 Credit Agreement. As of December 31, 2025, our outstanding balance on the 2025 Credit Agreement was zero.
(2)Consists of actuarially derived, undiscounted, estimated future payouts of benefits. See Note 11—Employee Benefit Plans—Supplemental Executive Retirement Plan to our consolidated financial statements for further details.
(3)Purchase obligations primarily include: commitments related to research and development (including clinical trials) for new and existing products; open purchase orders for capital expenditures primarily related to our continued investment in construction of additional facilities to support the development and commercialization of our products and technologies; and open purchase orders for the acquisition of goods and services in the ordinary course of business. The timing and amount of our obligations may differ based on certain future events.
(4)In addition to amounts in the table above, we are contractually obligated to make payments upon the achievement of various development, regulatory, and commercial milestones for agreements we have entered into with third parties. These payments are contingent upon the occurrence of various future events, some of which have a high degree of uncertainty of occurring. These contingent payments have not been included in the table above, and, except with respect to the fair value of the contingent consideration obligations, are not recorded in our consolidated balance sheets. See Note 12—Commitments and Contingencies to our consolidated financial statements for further details.
(5)As of December 31, 2025, our other non-current liabilities in our consolidated balance sheets includes a liability of $28.2 million for unrecognized tax benefits, including related interest and penalties. Due to the high degree of uncertainty on the timing of future events that could extinguish these unrecognized tax benefits, we are unable to estimate the period of settlement and therefore we have excluded these unrecognized tax benefits from the table above. See Note 10—Income Taxes to our consolidated financial statements for further details.
Obligations Under License Agreements and Acquisition Agreements
We pay a ten percent royalty on our net sales of Tyvaso DPI under our license agreement with MannKind. Under our agreement with Arena Pharmaceuticals, Inc., we will owe a low double-digit, tiered royalty on net product sales of ralinepag (for any route of administration), plus certain milestone payments upon defined regulatory events. We pay Lilly a royalty equal to ten percent of our net product sales of Adcirca, as well as milestone payments of $325,000 for each $1,000,000 in Adcirca net product sales. We pay a single-digit percentage royalty based on net product sales of Orenitram under our license agreement with Supernus. We also pay The Scripps Research Institute a one percent royalty on sales of Unituxin. We pay DEKA product fees and a single-digit royalty on net product sales of the Remunity and RemunityPRO Pumps and Remodulin for use with these pumps. We will owe former securityholders of Revivicor a five percent royalty on net product sales of UHeart, UKidney, and UThymoKidney, plus certain milestone payments upon defined regulatory events. We have entered into other license agreements under which we are required to make milestone payments upon the achievement of certain developmental and commercialization objectives and royalty payments upon the commercialization of products covered by the license agreements. See Note 12—Commitments and Contingencies to our consolidated financial statements for further

2025 Annual Report	61

details. In addition, we may owe additional earn-out consideration to the former securityholders of IVIVA, as described in Note 15—Acquisitions—Asset Acquisition to our consolidated financial statements.
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
Rebates and Chargebacks
The most significant rebates we pay include rebates that relate to our participation in various government healthcare programs (including Medicare Part D inflationary rebates required under the IRA), contractual rebates to certain of our domestic distributors, and contractual rebates we pay to managed care organizations covering Medicare Part D and commercial plans. Chargebacks relate to our participation in programs with the U.S. Department of Veterans Affairs and 340B covered entities. Although we accrue for our allowance for rebates and chargebacks in the same period that we recognize revenue, the actual rebate or chargeback on the sale of our product to a distributor is not invoiced to us until a future period, generally within six months from the date of sale. Inflationary rebates under Medicare Part D may follow a longer settlement timeline because they are calculated over applicable annual periods and invoiced by CMS following the end of those periods. Due to this time lag before notice of the rebate amount, we must estimate the amount of rebates and chargebacks to accrue. As of December 31, 2025 and 2024, we had a liability of $238.9 million and $140.8 million, respectively, related to rebates and chargebacks.
Estimates associated with our participation in government healthcare programs are particularly susceptible to adjustment given the time lag that may occur between our recording of an accrual and its ultimate invoicing. Because of the time lag in any particular quarter, adjustments to our rebates and chargebacks may incorporate revisions of accruals for prior quarters. Historically, adjustments to our estimates to reflect actual results or updated expectations have not been material to our overall financial results. Provisions attributed to sales in prior periods have been less than one percent of our total revenues for each of the years ended December 31, 2025, 2024, and 2023.
For a roll-forward of the liability accounts associated with our gross-to-net deductions, see the section above entitled Results of Operations—Gross-to-Net Deductions.
Recently Issued Accounting Standards
See Note 3—Recently Issued Accounting Standards, to our consolidated financial statements for information on our adoption and anticipated adoption of recently issued accounting standards.

62	United Therapeutics, a public benefit corporation

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Investment Risk
As of December 31, 2025, we have invested $3.1 billion in corporate debt securities and U.S. government and agency securities. The market value of these investments varies inversely with changes in prevailing market interest rates. In general, as interest rates increase, the market value of a debt investment would be expected to decrease. Conversely, as interest rates decrease, the market value of a debt investment would be expected to increase. During the year ended December 31, 2025, we did not experience significant volatility in the value of these investments. To address market risk, we invest in debt securities with terms no longer than three years and typically hold these investments to maturity so that they can be redeemed at their stated or face value. Many of our investments may be called by their respective issuers prior to maturity. The following table summarizes the expected maturities and weighted average interest rates as of December 31, 2025 (dollars in millions):

	Expected Maturity
	2026	2027	2028
Available-for-sale investments	$1,273.3	$1,101.7	$675.0
Weighted average interest rate	3.9%	4.0%	4.0%
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

2025 Annual Report	63

Item 8. Financial Statements and Supplementary Data
United Therapeutics Corporation
Index to Consolidated Financial Statements

F-1	United Therapeutics, a public benefit corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Therapeutics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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

2025 Annual Report	F-2

Revenue Deductions — Accounting for Rebates

Description of the Matter
As of December 31, 2025, accrued rebates and chargebacks were $238.9 million. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenues net of rebates, commonly referred to as “revenue deductions” or “gross-to-net deductions.” Allowances for rebates include mandated discounts due to the Company’s participation in various government health care programs (the rebates). The Company estimates accrued rebates on a product-by-product basis, considering actual revenue, historical payment experience, changes in product pricing and information regarding changes in program regulations and guidelines. The Company accrues for rebates in the same period the product is sold; however, third-party reporting and payment of the rebate amount occur on a time lag.
Auditing accrued rebates is complex due to the judgmental nature of the assumptions made in the accounting for accrued rebates due to the time lag and delay associated with third-party reporting of rebate amounts, and complexities of calculations in government pricing used to determine the rebate price and therefore rebate payments.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to the measurement and valuation of accrued rebates. For example, we tested controls over management’s review of the accrued rebates, including the significant assumptions and data provided by third parties.
To test accrued rebates, our audit procedures included, among others, evaluating the methodologies and assumptions and the underlying data used by the Company. We compared the assumptions used by management against historical trends, evaluated the change in estimated accruals from the prior periods, and assessed the historical accuracy of the Company’s estimates against actual results. We performed substantive analytics by revenue deduction. We utilized government pricing specialists in evaluating the Company’s government pricing methodology and calculations of government prices used to estimate rebates for a sample of the Company’s products.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
Tysons, Virginia
February 25, 2026

F-3	United Therapeutics, a public benefit corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Therapeutics Corporation
Opinion on Internal Control Over Financial Reporting
We have audited United Therapeutics Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Therapeutics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 25, 2026, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 25, 2026

2025 Annual Report	F-4

Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,557.1	$1,697.2
Marketable investments	1,363.2	1,569.8
Accounts receivable, no allowance for 2025 and 2024	350.2	279.3
Inventories, net	183.1	157.9
Other current assets	248.9	169.7
Total current assets	3,702.5	3,873.9
Marketable investments	1,776.7	1,475.3
Goodwill and other intangible assets, net	116.5	111.9
Property, plant, and equipment, net	1,729.7	1,222.4
Deferred tax assets, net	357.7	458.4
Other non-current assets	196.9	222.1
Total assets	$7,880.0	$7,364.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$488.0	$344.5
Line of credit	—	300.0
Other current liabilities	72.6	93.6
Total current liabilities	560.6	738.1
Other non-current liabilities	223.2	181.9
Total liabilities	783.8	920.0
Commitments and contingencies—Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 76,452,253 and 74,997,896 shares issued, and 43,643,165 and 44,831,306 shares outstanding as of December 31, 2025 and 2024, respectively	0.8	0.8
Additional paid-in capital	2,798.0	2,698.9
Accumulated other comprehensive income (loss)	0.9	(3.4)
Treasury stock, 32,809,088 and 30,166,590 shares as of December 31, 2025 and 2024, respectively	(4,260.4)	(3,474.5)
Retained earnings	8,556.9	7,222.2
Total stockholders’ equity	7,096.2	6,444.0
Total liabilities and stockholders’ equity	$7,880.0	$7,364.0

See accompanying notes to consolidated financial statements.

F-5	United Therapeutics, a public benefit corporation

Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Total revenues	$3,182.7	$2,877.4	$2,327.5
Operating expenses:
Cost of sales	384.4	309.7	257.5
Research and development	550.0	481.0	408.0
Selling, general, and administrative	755.8	709.7	477.1
Total operating expenses	1,690.2	1,500.4	1,142.6
Operating income	1,492.5	1,377.0	1,184.9
Interest income	192.0	199.1	162.7
Interest expense	(19.5)	(42.9)	(59.3)
Other income (expense), net	48.9	5.8	(14.0)
Total other income, net	221.4	162.0	89.4
Income before income taxes	1,713.9	1,539.0	1,274.3
Income tax expense	(379.2)	(343.9)	(289.5)
Net income	$1,334.7	$1,195.1	$984.8
Net income per common share:
Basic	$30.13	$26.44	$21.04
Diluted	$27.86	$24.64	$19.81
Weighted average number of common shares outstanding:
Basic	44.3	45.2	46.8
Diluted	47.9	48.5	49.7

See accompanying notes to consolidated financial statements.

2025 Annual Report	F-6

Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,334.7	$1,195.1	$984.8
Other comprehensive income:
Foreign currency translation loss included in net income	—	2.4	—
Defined benefit pension plan:
Actuarial (loss) gain arising during period, net of tax	(3.7)	(0.3)	2.0
Actuarial gain and prior service cost included in net periodic pension cost and settlement, net of tax	(1.7)	(4.6)	(4.9)
Total defined benefit pension plan, net of tax	(5.4)	(4.9)	(2.9)
Available-for-sale debt securities:
Unrealized gain arising during period, net of tax	10.5	10.8	45.6
Realized (gain) loss included in net income, net of tax	(0.8)	1.1	—
Total gain on available-for-sale debt securities, net of tax	9.7	11.9	45.6
Other comprehensive income, net of tax	4.3	9.4	42.7
Comprehensive income	$1,339.0	$1,204.5	$1,027.5
During the years ended December 31, 2025, 2024, and 2023, the tax (benefit) expense in other comprehensive income was $(0.2) million, $(0.4) million, and $(0.5) million, respectively, for the defined benefit pension plan and $3.2 million, $3.7 million, and $14.6 million, respectively, for the available-for-sale securities.
See accompanying notes to consolidated financial statements.

F-7	United Therapeutics, a public benefit corporation

Consolidated Statements of Stockholders’ Equity
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	72.7	$0.7	$2,388.4	$(55.5)	$(2,579.2)	$5,042.3	$4,796.7
Net income	—	—	—	—	—	984.8	984.8
Other comprehensive income, net of tax	—	—	—	42.7	—	—	42.7
Shares issued under employee stock purchase plan (ESPP)	—	—	6.6	—	—	—	6.6
Common stock issued for restricted stock units (RSUs) vested	0.1	—	—	—	—	—	—
RSUs withheld for taxes	—	—	(13.8)	—	—	—	(13.8)
Exercise of stock options	0.9	—	98.0	—	—	—	98.0
Share-based compensation	—	—	69.8	—	—	—	69.8
Balance, December 31, 2023	73.7	$0.7	$2,549.0	$(12.8)	$(2,579.2)	$6,027.1	$5,984.8
Net income	—	—	—	—	—	1,195.1	1,195.1
Other comprehensive income, net of tax	—	—	—	9.4	—	—	9.4
Shares issued under ESPP	—	—	7.6	—	—	—	7.6
RSUs withheld for taxes	—	—	(12.2)	—	—	—	(12.2)
Share repurchase	—	—	(109.7)	—	(890.3)	—	(1,000.0)
Excise tax on net share repurchase	—	—	—	—	(5.0)	—	(5.0)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	1.2	0.1	152.5	—	—	—	152.6
Share-based compensation	—	—	111.7	—	—	—	111.7
Balance, December 31, 2024	75.0	$0.8	$2,698.9	$(3.4)	$(3,474.5)	$7,222.2	$6,444.0
Net income	—	—	—	—	—	1,334.7	1,334.7
Other comprehensive income, net of tax	—	—	—	4.3	—	—	4.3
Shares issued under ESPP	—	—	9.2	—	—	—	9.2
RSUs withheld for taxes	—	—	(16.6)	—	—	—	(16.6)
Share repurchase	—	—	(215.9)	—	(784.1)	—	(1,000.0)
Excise tax on net share repurchase	—	—	—	—	(1.8)	—	(1.8)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	1.4	—	173.9	—	—	—	173.9
Share-based compensation	—	—	148.5	—	—	—	148.5
Balance, December 31, 2025	76.5	$0.8	$2,798.0	$0.9	$(4,260.4)	$8,556.9	$7,096.2

See accompanying notes to consolidated financial statements.

2025 Annual Report	F-8

Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,334.7	$1,195.1	$984.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.6	72.5	53.2
Share-based compensation expense	147.7	144.0	39.1
Impairments of property, plant, and equipment	21.7	—	3.6
Deferred income taxes	97.7	(64.1)	(64.4)
Other	(19.7)	(24.3)	(4.9)
Changes in operating assets and liabilities:
Accounts receivable	(70.9)	(0.4)	(58.5)
Inventories	(52.6)	(46.9)	(13.6)
Accounts payable and accrued expenses	97.9	42.7	57.1
Other assets and liabilities	(80.9)	8.5	(18.4)
Net cash provided by operating activities	1,561.2	1,327.1	978.0
Cash flows from investing activities:
Purchases of property, plant, and equipment	(520.5)	(246.5)	(230.4)
Acquired lease intangible assets	(5.5)	—	—
Deposits	(10.4)	(28.5)	(23.0)
Purchases of available-for-sale debt securities	(3,405.4)	(1,646.1)	(2,514.3)
Maturities of available-for-sale debt securities	1,583.9	1,537.0	2,137.3
Sales of available-for-sale debt securities	1,861.6	831.8	—
Purchases of investments in privately-held companies	(55.0)	(30.5)	—
Acquisitions, net of cash acquired	—	—	(89.2)
Net cash (used in) provided by investing activities	(551.3)	417.2	(719.6)
Cash flows from financing activities:
Payments to repurchase common stock	(1,000.0)	(1,000.0)	—
Proceeds from line of credit	200.0	—	—
Repayment of line of credit	(500.0)	(400.0)	(100.0)
Excise tax paid on net share repurchase	(5.0)	—	—
Payments of debt issuance costs	(11.5)	(2.7)	(2.7)
Proceeds from the exercise of stock options	173.9	152.5	98.0
Proceeds from the issuance of stock under ESPP	9.2	7.6	6.6
RSUs withheld for taxes	(16.6)	(12.2)	(13.8)
Net cash used in financing activities	(1,150.0)	(1,254.8)	(11.9)
Net (decrease) increase in cash and cash equivalents	$(140.1)	$489.5	$246.5
Cash and cash equivalents, beginning of year	1,697.2	1,207.7	961.2
Cash and cash equivalents, end of year	$1,557.1	$1,697.2	$1,207.7
Supplemental cash flow information:
Cash paid for interest	$13.5	$40.2	$56.0
Cash paid for income taxes	$313.3	$400.6	$332.5
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$116.3	$22.2	$18.4
Measurement period adjustment to purchase price	$—	$(1.4)	$—
Excise tax on net share repurchase	$1.8	$5.0	$—
Receivable from maturity of available-for-sale debt securities	$—	$—	$21.0
See accompanying notes to consolidated financial statements.

F-9	United Therapeutics, a public benefit corporation

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of United Therapeutics Corporation and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany balances and transactions have been eliminated in consolidation. Certain prior year current liabilities previously presented separately in our consolidated balance sheets have been aggregated with other current liabilities to conform to the current year presentation. In the operating activities section of our consolidated statements of cash flows, we reclassified a portion of the prior period amount within other assets and liabilities to the line item deferred income taxes to conform with the current period presentation. This reclassification had no effect on previously reported net cash provided by operating activities.
Use of Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on assumptions regarding historical experience, currently available information, and anticipated developments that we believe are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, share-based compensation, determining the fair value of assets acquired and liabilities assumed in business combinations, marketable investments, fair value measurements (including those related to contingent consideration), inventory reserves, investments in privately-held companies, income taxes, goodwill and other intangible assets, and obligations related to the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP).
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

2025 Annual Report	F-10

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
We monitor our available-for-sale debt securities for impairment quarterly or more frequently if circumstances warrant. In the event that the amortized cost of a debt security exceeds its fair value, we evaluate whether any impairment is a result of credit loss or other factors. For investments in an unrealized loss position, we determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, the investment issuer’s financial condition and business outlook, and reasonable and supportable forecasts of economic conditions. An allowance for credit losses would be recorded in our consolidated statements of operations in the event the decline in the investment’s fair value was a result of credit loss, and unrealized losses not related to credit losses would be recorded in other comprehensive income (loss).
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
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	As of December 31,
	2025	2024
Raw materials	$30.6	$28.6
Work-in-progress	35.3	34.3
Finished goods	117.2	95.0
Total inventories	$183.1	$157.9
Goodwill and Other Intangible Assets
The carrying amount of goodwill is not amortized but is subject to annual impairment testing. We conduct our impairment testing of goodwill annually during the fourth quarter, or more frequently if impairment indicators exist. Initially, we evaluate various pertinent qualitative factors to assess whether it is more likely than not that the fair value of a reporting unit to which goodwill has been assigned is less than its carrying value. Such qualitative factors can include, among others: (1) industry and market conditions; (2) present and anticipated sales and cost factors; and (3) overall financial performance. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then measure the fair value of the reporting unit and compare its fair value to its carrying value. The impairment charge is limited to the amount of goodwill allocated to the reporting unit. We performed a qualitative assessment for our goodwill impairment testing for 2025, 2024, and 2023. During the years ended December 31, 2025, 2024, and 2023 our evaluation of goodwill did not result in any impairment losses.
Indefinite-lived intangible assets are not amortized but are evaluated annually or more frequently for impairment if impairment indicators exist. Our indefinite-lived intangible assets include purchased in-process research and development (IPR&D) assets, which were measured at their estimated fair values as of their acquisition dates. There were no impairment losses related to indefinite-lived intangible assets during the years ended December 31, 2025, 2024, and 2023.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Amortization is recorded over the assets’ useful lives on a straight-line basis. Impairment losses are measured and recognized to the extent the carrying value of such assets exceeds their fair value. We recorded no impairment losses during the years ended December 31, 2025, 2024, and 2023 related to intangible assets subject to amortization.

F-11	United Therapeutics, a public benefit corporation

Goodwill and other intangible assets comprise the following (in millions):

	As of December 31, 2025			As of December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$32.3	$—	$32.3	$32.3	$—	$32.3
Other intangible assets:
In-process research and development	78.5	—	78.5	78.5	—	78.5
Other	13.5	(7.8)	5.7	8.0	(6.9)	1.1
Total	$124.3	$(7.8)	$116.5	$118.8	$(6.9)	$111.9
Related amortization expense for the years ended December 31, 2025, 2024, and 2023, was $0.9 million, $0.9 million and $0.3 million, respectively. As of December 31, 2025, aggregate amortization expense related to definite-lived intangible assets for each of the five succeeding years and thereafter is estimated to be less than $1.0 million per year.
Property, Plant, and Equipment (PP&E)
PP&E is recorded at cost and depreciated over its estimated useful life using the straight-line method. The estimated useful lives of PP&E by major category are as follows:

Land improvements	15 Years
Buildings	25-39 Years
Building improvements	10-39 Years
Furniture, equipment, and vehicles	3-25 Years
Leasehold improvements	Remaining lease term, or the estimated useful life of the improvement, whichever is shorter
PP&E consists of the following (in millions):

	As of December 31,
	2025	2024
Land and land improvements	$266.5	$181.9
Buildings, building improvements, and leasehold improvements	944.7	863.8
Buildings under construction	592.7	218.2
Furniture, equipment, and vehicles	493.6	449.7
Subtotal	2,297.5	1,713.6
Less—accumulated depreciation	(567.8)	(491.2)
PP&E, net	$1,729.7	$1,222.4
Depreciation expense for the years ended December 31, 2025, 2024, and 2023, was $84.7 million, $71.6 million, and $52.9 million, respectively.
Buildings under construction consist of direct costs related to our construction projects.
In July 2025, we acquired approximately 60 acres of property containing five buildings located in Research Triangle Park, North Carolina (RTP) for future growth of our RTP campus. The total purchase price was $106.8 million, inclusive of taxes, closing costs, and other related expenses. The transaction was accounted for as an asset acquisition as substantially all of the fair value was concentrated in the land and buildings we acquired, which together comprise a single group of similar assets. We allocated the purchase price primarily to land and land improvements and buildings, building improvements, and leasehold improvements, which were recorded within property, plant, and equipment, net in our consolidated balance sheets as of December 31, 2025.
For the years ended December 31, 2025, 2024, and 2023, we recorded $21.7 million, zero, and $3.6 million of PP&E impairment charges in the aggregate, respectively, which were recorded within selling, general, and administrative in our consolidated statements of operations.

2025 Annual Report	F-12

Investments in Privately-Held Companies
We measure our non-controlling equity investments in privately-held companies using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. We monitor these investments individually for any observable price changes or impairment indicators. We adjust the measurement of these investments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We consider relevant transactions, including any potential funding opportunities, which occur on or before the balance sheet date in evaluating whether any observable price changes have occurred. When a relevant transaction is identified, a review of the attendant rights and obligations, such as voting rights, liquidation preferences, and protective provisions, is necessary to evaluate whether such a transaction is deemed to be a similar or identical investment. When a transaction is identified as similar or identical to our investment, we assess the fair value of our investment using various inputs, such as the discount rate, time to a liquidation event, and volatility, in a valuation model or analysis. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets.
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
The Inflation Reduction Act of 2022 (IRA) imposes a one percent excise tax on net share repurchases that occur after December 31, 2022. For the years ended December 31, 2025 and 2024, we recorded $1.8 million and $5.0 million, respectively, in excise taxes imposed under the IRA, which amounts were included in treasury stock in our consolidated financial statements.
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
Estimating gross-to-net deductions involves the use of significant assumptions and judgments, as well as information obtained from external sources. For our rebate and chargeback liabilities, in particular, the time lag experienced in the payment of the rebate or chargeback may result in revisions of these accruals in future periods. However, based on our significant history and experience estimating these accruals and our development of these accruals based on the expected value method, we do not believe there will be significant changes to our estimates recorded during the period of sale. We recognized an aggregate decrease in our net product sales of $0.3 million for the year ended December 31, 2025 and, aggregate increases in our net product sales of $12.5 million and $5.4 million for the years ended December 31, 2024 and 2023, respectively, related to changes in these estimates of revenue recognized from product sales in prior periods.

F-13	United Therapeutics, a public benefit corporation

Rebates and chargebacks. Allowances for rebates include mandated discounts due to our participation in various government healthcare programs (including Medicare Part D inflationary rebates required under the IRA), contracted rebates to certain domestic distributors, and contracted discounts we pay managed care organizations covering Medicare Part D and commercial plans. We estimate our rebate liability on a product-by-product basis, considering actual revenue, contractual discount rates, expected utilization under each contract, and historical payment experience. We also consider changes in our product pricing and information regarding changes in program regulations and guidelines. Our chargebacks represent contractual discounts payable to distributors for the difference between the invoice price paid to us by the distributor for a particular product and the contracted price that the distributor’s customer pays for that product. We estimate our chargeback liability on a product-by-product basis, primarily considering historical payment experience. Although we accrue a liability for rebates and chargebacks in the same period the product is sold, third-party reporting and payment of the rebate or chargeback amount occur on a time lag, with the majority of rebates and chargebacks paid within six months from date of sale. Inflationary rebates under Medicare Part D may follow a longer settlement timeline because they are calculated over applicable annual periods and invoiced following the end of those periods. Our liability for rebates and chargebacks is included in accounts payable and accrued expenses and other non-current liabilities in our consolidated balance sheets. As of December 31, 2025 and 2024, our accrued rebates and chargebacks were $238.9 million and $140.8 million, respectively. In addition, during the years ended December 31, 2025, 2024, and 2023, we recognized $522.3 million, $345.4 million, and $275.5 million, respectively, in revenue deductions associated with rebates and chargebacks.
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
Product returns. The sales terms for Adcirca and Unituxin include return rights that extend throughout the distribution channel. For Adcirca, we recognize an allowance for returns as customers have the right to return expired product for up to 12 months after the product’s expiration date (generally 18 to 36 months after the initial sale). For Unituxin, we ship product with expiration dates that are generally nine to 14 months after the initial sale and customers have the right to return expired product for up to 12 months after the product’s expiration date. For sales of our other commercial products, we do not offer our customers a general right of return. Our allowance for product returns for Adcirca and Unituxin for each of the years ended December 31, 2025 and 2024 was not material. We record our allowance for product returns in other current and non-current liabilities in our consolidated balance sheets.
Distributor fees. Distributor fees include distribution and other service fees paid to certain distributors. These fees are based on contractual amounts or rates applied to purchases of our product or units of service provided in a given period. Our liability for distributor fees is included in accounts payable and accrued expenses in our consolidated balance sheets.
Trade Receivables
We invoice and receive payment from our customers after we recognize revenue, resulting in receivables from our customers that are presented as accounts receivable in our consolidated balance sheets. Accounts receivable consist of short-term amounts due from our distributors (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for expected credit losses, if deemed necessary, based on our assessment of the collectability of specific distributor accounts. We did not recognize any credit losses for accounts receivable for each of the years ended December 31, 2025 and 2024. Changes in accounts receivable are primarily due to the timing and magnitude of orders of our products, the timing of when control of our products is transferred to our distributors, and the timing of cash collections.
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

2025 Annual Report	F-14

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
We recognize the following costs, among others, as research and development expense in the period related costs are incurred:
•costs associated with in-house or contracted manufacturing activities prior to receiving FDA approval for the applicable products, or for major unproven changes to our manufacturing processes;
•costs incurred in-licensing the rights to technologies in the research and development stage that have no alternative future use; and
•up-front payments made in connection with arrangements to obtain license and distribution rights to pharmaceutical product candidates prior to regulatory approval, absent any alternative future use.
Share-Based Compensation
Generally, the fair value of a stock option grant is measured on its grant date and related compensation expense is recognized ratably over the requisite service period. We issue new shares of our common stock upon the exercise of stock options. Certain executives have stock options that vest over a service period and upon achievement of specific performance conditions. Share-based compensation expense for all stock option awards is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of the specified performance conditions. Forfeitures are recognized as they occur. See Note 8—Share-Based Compensation.
We measure the fair value of restricted stock units using the stock price on the date of grant, and related compensation expense is recognized ratably over the vesting period. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting. We issue new shares of our common stock upon the vesting of restricted stock units. Certain executives and certain other employees have restricted stock units that vest over a service period and upon achievement of specific performance conditions. Share-based compensation expense for restricted stock units is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of any specified performance conditions.
We previously issued awards under the United Therapeutics Corporation 2011 Share Tracking Awards Plan (the STAP), which required cash settlement of awards issued under the STAP upon exercise of the awards. STAP awards were classified as a liability. Accordingly, the fair value of related cash-settled awards was re-measured at each reporting date until awards were exercised or otherwise no longer outstanding. Related changes in the fair value of outstanding cash-settled awards at each financial reporting date were recognized as adjustments to share-based compensation expense. We discontinued the issuance of STAP awards in June 2015 and all remaining outstanding STAP awards were exercised during the first quarter of 2025.
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
3. Recently Issued Accounting Standards
Accounting Standards Adopted
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhancing the required disclosures primarily related to the annual income tax rate reconciliation and income taxes paid. This ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. This ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes. This ASU is effective for this Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of ASU 2023-09 expands our income tax disclosures, but has no impact on reported income tax expense or related tax assets or liabilities. We adopted the new standard on a retrospective basis for the annual period ended December 31, 2025, with no material impact on our consolidated financial statements. See Note 10—Income Taxes.
Accounting Standards Not Yet Adopted
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
4. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

2025 Annual Report	F-16

As of December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,433.0	$10.5	$(0.3)	$2,443.2
Corporate debt securities	603.1	3.7	—	606.8
Total	$3,036.1	$14.2	$(0.3)	$3,050.0
Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents				$37.0
Current marketable investments				1,236.3
Non-current marketable investments				1,776.7
Total				$3,050.0

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,473.7	$3.1	$(3.5)	$2,473.3
Corporate debt securities	568.0	1.9	(0.5)	569.4
Total	$3,041.7	$5.0	$(4.0)	$3,042.7
Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents				$21.5
Current marketable investments				1,545.9
Non-current marketable investments				1,475.3
Total				$3,042.7
The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of December 31, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$215.0	$(0.3)	$3.5	$—	$218.5	$(0.3)
Corporate debt securities	19.6	—	—	—	19.6	—
Total	$234.6	$(0.3)	$3.5	$—	$238.1	$(0.3)

	Less than 12 months		12 months or longer		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$947.3	$(3.3)	$341.1	$(0.2)	$1,288.4	$(3.5)
Corporate debt securities	75.0	(0.2)	82.0	(0.3)	157.0	(0.5)
Total	$1,022.3	$(3.5)	$423.1	$(0.5)	$1,445.4	$(4.0)
As of December 31, 2025 and December 31, 2024, we held 87 and 227 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of December 31, 2025 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the years ended December 31, 2025 and 2024.

F-17	United Therapeutics, a public benefit corporation

The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of December 31, 2025
	Amortized Cost	Fair Value
Due within one year	$1,269.6	$1,273.3
Due in one to three years	1,766.5	1,776.7
Total	$3,036.1	$3,050.0
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $126.9 million and $23.9 million as of December 31, 2025 and 2024, respectively, which are included in current marketable investments in our consolidated balance sheets. One of the privately-held companies in which we invested became publicly traded in 2025. As a result, our investment in the equity securities of this company is recorded at fair value and included within current marketable investments in our consolidated balance sheets rather than measured as described below under Investments in Privately-Held Companies. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other income (expense), net. See Note 5—Fair Value Measurements.
During the years ended December 31, 2025, 2024, and 2023, we had no sales of equity securities with readily determinable fair values.
Investments in Privately-Held Companies
As of December 31, 2025 and 2024, we maintained non-controlling equity investments in privately-held companies of $53.8 million and $59.0 million, respectively, in the aggregate within other non-current assets in our consolidated balance sheets. We made payments of $55.0 million and $30.5 million for investments in privately-held companies during the years ended December 31, 2025 and December 31, 2024, respectively. No such payments were made during the year ended December 31, 2023.
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
For non-controlling equity investments in privately-held companies in which we held an investment as of December 31, 2025, cumulative impairments and downward fair value adjustments were $5.3 million and cumulative upward fair value adjustments were $1.9 million.
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
Unconsolidated VIE
In November 2019, we entered into a supply agreement with an affiliate of DEKA Research & Development Corporation (DEKA) to manufacture and supply the Remunity® Pump to us. The supply agreement was later amended to include supply of the RemunityPRO™ Pump. Under the terms of the supply agreement, we reimburse all the affiliate’s costs to manufacture and supply the Remunity and RemunityPRO systems. We determined that the affiliate is a VIE as we are the primary customer of the affiliate and the affiliate currently relies on our reimbursement of its costs to sustain its operations. We have determined we are not the primary beneficiary of the affiliate as we do not have the power to direct or control its significant activities related to the manufacturing of medical devices. Accordingly, we have not consolidated the affiliate’s results of operations and financial position with ours. As of December 31, 2025 and 2024, our consolidated balance sheets included $21.2 million and $13.8 million of assets, respectively, related to the supply agreement. As of December 31, 2025 and 2024, our consolidated balance sheets included a $3.2 million and $5.6 million liability, respectively, for our obligation to reimburse costs related to the supply agreement. While the terms of the supply agreement expose us to various future risks of loss given our responsibility to reimburse all costs incurred by the affiliate to manufacture and supply the Remunity and RemunityPRO

2025 Annual Report	F-18

systems, we believe that our maximum exposure to loss as of December 31, 2025 as a result of our involvement with the affiliate is $21.2 million, the amount of assets related to the supply agreement noted above.
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
As of December 31, 2025, our consolidated balance sheets included $55.7 million of assets due to the consolidation of these VIEs included within property, plant, and equipment, net. Upon consolidating the VIEs, which were not deemed a business as defined in ASC 805, Business Combinations, no gain or loss was recognized. These VIEs have no recourse against our assets and general credit, and the VIEs’ assets cannot be used to settle the VIEs’ liabilities. Our total risk of loss is the $55.7 million of assets we contributed, as noted above.
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

We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy. Our other current assets and other current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$753.1	$—	$—	$753.1
Time deposits(1)	—	—	—	—
U.S. government and agency securities(2)	—	2,443.2	—	2,443.2
Corporate debt securities(2)	—	606.8	—	606.8
Equity securities(3)	126.9	—	—	126.9
Total assets	$880.0	$3,050.0	$—	$3,930.0
Liabilities
Contingent consideration(4)	—	—	32.5	32.5
Total liabilities	$—	$—	$32.5	$32.5

	As of December 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$649.8	$—	$—	$649.8
Time deposits(1)	155.9	—	—	155.9
U.S. government and agency securities(2)	—	2,473.3	—	2,473.3
Corporate debt securities(2)	—	569.4	—	569.4
Equity securities(3)	23.9	—	—	23.9
Total assets	$829.6	$3,042.7	$—	$3,872.3
Liabilities
Contingent consideration(4)	—	—	24.7	24.7
Total liabilities	$—	$—	$24.7	$24.7
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the years ended December 31, 2025 and 2024, we recorded $43.0 million and $9.0 million of net unrealized gains in the aggregate, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other income (expense), net. See Note 4—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations is estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $7.8 million from December 31, 2024 to December 31, 2025. The loss was recorded within research and development in our consolidated statements of operations.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and contingent consideration are reported above within the fair value hierarchy. See Note 4—Investments.

2025 Annual Report	F-20

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following by major categories (in millions):

	As of December 31,
	2025	2024
Accounts payable	$7.1	$6.0
Accrued expenses:
Sales-related (royalties, rebates, and fees)	299.0	181.5
Payroll-related	105.1	94.2
Research and development-related	23.0	31.5
Other	53.8	31.3
Total accrued expenses	$480.9	$338.5
Total accounts payable and accrued expenses	$488.0	$344.5
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
During the second quarter of 2025, we paid down the entire $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of June 30, 2025. Our aggregate outstanding balance under the 2025 Credit Agreement remained zero as of December 31, 2025.
The 2025 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of December 31, 2025, we were in compliance with these covenants.
The interest expense reported in our consolidated statements of operations for each of the years ended December 31, 2025, 2024, and 2023, relates to our borrowings under the 2025 Credit Agreement and 2022 Credit Agreement.
2022 Credit Agreement
In March 2022, we entered into a credit agreement (the 2022 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, which provided for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million.
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

F-21	United Therapeutics, a public benefit corporation

8. Share-Based Compensation
As of December 31, 2025, we have one shareholder-approved equity incentive plan: the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan). The 2015 Plan provides for the issuance of up to 14,770,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 950,000 shares that were added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2025. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. See the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
During the years ended December 31, 2025, 2024, and 2023, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2027, 2026, and 2025, respectively. Additionally, during the year ended December 31, 2025, we issued RSUs to certain other employees with vesting conditions tied to the achievement of specified performance criteria through the end of 2026 and 2028. Throughout the performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of stock options and RSUs that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
We previously issued awards under the STAP. We discontinued the issuance of STAP awards in June 2015 and all remaining outstanding STAP awards were exercised during the first quarter of 2025. See the section entitled STAP Awards below for additional information regarding STAP awards.
In 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which is structured to comply with Section 423 of the Internal Revenue Code. See the section entitled ESPP below for additional information regarding the ESPP.
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Year Ended December 31,
	2025	2024	2023
Stock options	$42.3	$29.8	$15.4
RSUs	103.1	79.7	52.4
STAP awards	(0.8)	32.3	(30.7)
ESPP	3.1	2.2	2.0
Total share-based compensation expense before tax	$147.7	$144.0	$39.1
Share-based compensation capitalized as part of inventory	$1.6	$1.4	$1.3
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
During the years ended December 31, 2025, 2024, and 2023, in addition to time-based stock options, we granted 0.3 million, 0.5 million, and 0.4 million performance-based stock options with a total grant date fair value of $38.0 million, $50.2 million, and $35.6 million, respectively, in each case calculated based on the assumed achievement of maximum performance of the relevant financial performance condition. During the years ended December 31, 2025, 2024, and 2023, we recorded $38.8 million, $26.3 million, and $8.3 million of share-based compensation expense, respectively, related to performance-based stock options, calculated based on the assumed levels of performance achievement.
A description of the key inputs, requiring estimates, used in determining the fair value of stock options are provided below:
Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the years ended December 31, 2025, 2024, and 2023, we used the simplified approach to develop this input for our stock options as we do not have sufficient historical data related to stock option exercises. Under the simplified approach, the expected term reflects the weighted average midpoint between the vesting date and the expiration date of the awards. For the expected term input related to our STAP awards, see the STAP Awards section below.

2025 Annual Report	F-22

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
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the twelve months ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Expected term of awards (in years)	5.1	6.5	6.4
Expected volatility	32.1%	31.6%	31.4%
Risk-free interest rate	4.1%	4.3%	3.6%
Expected dividend yield	—%	—%	—%
A summary of the activity and status of stock options under our equity incentive plans during the year ended December 31, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2025	5,571,545	$148.62
Granted	377,716	307.19
Exercised	(1,312,781)	132.48
Forfeited	(150)	217.50
Outstanding as of December 31, 2025	4,636,330	$166.11	3.3	$1,488.9
Exercisable as of December 31, 2025	3,312,354	$132.42	1.7	$1,175.3
Unvested as of December 31, 2025	1,323,976	$250.38	7.4	$313.6
The weighted average fair value of a stock option granted during each of the years in the three-year period ended December 31, 2025, was $110.21, $98.06, and $85.39, respectively. The total fair value of stock options that vested for each of the years in the three-year period ended December 31, 2025, was $3.4 million, $3.5 million, and $54.9 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$—	$0.1	$0.1
Research and development	0.4	0.4	0.2
Selling, general, and administrative	41.9	29.3	15.1
Share-based compensation expense before taxes	42.3	29.8	15.4
Related income tax benefit	(0.9)	(0.9)	(0.8)
Share-based compensation expense, net of taxes	$41.4	$28.9	$14.6
As of December 31, 2025, unrecognized compensation cost relating to stock options was $53.3 million. Unvested outstanding stock options as of December 31, 2025 had a weighted average remaining vesting period of 1.7 years.

F-23	United Therapeutics, a public benefit corporation

Stock option exercise data is summarized below (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Number of options exercised	1,312,781	1,193,975	850,162
Cash received from options exercised	$173.9	$152.5	$98.0
Total intrinsic value of options exercised	$375.4	$194.9	$105.7
Tax benefits realized from options exercised(1)	$53.7	$39.8	$24.3
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
During the years ended December 31, 2025, 2024, and 2023, in addition to time-based RSUs, we granted 0.1 million, 0.2 million, and 0.2 million performance-based RSUs to certain executives with a total grant date fair value of $38.0 million, $47.5 million, and $32.2 million, respectively, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. Additionally, during the year ended December 31, 2025, in addition to time-based RSUs, we granted 0.1 million performance-based RSUs to certain other employees with a total grant date fair value of $29.3 million, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. During the years ended December 31, 2025, 2024, and 2023, we recorded $39.4 million, $23.2 million, and $4.7 million of share-based compensation expense, respectively, related to performance-based RSUs, calculated based on the assumed levels of performance achievement.
A summary of the activity with respect to, and status of, RSUs during the year ended December 31, 2025 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	1,219,654	$225.40
Granted	382,436	327.23
Vested	(159,817)	220.98
Forfeited	(25,402)	254.72
Unvested as of December 31, 2025	1,416,871	$252.86
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$4.0	$4.2	$3.9
Research and development	30.7	23.4	18.1
Selling, general, and administrative	68.4	52.1	30.4
Share-based compensation expense before taxes	103.1	79.7	52.4
Related income tax benefit	(16.5)	(13.9)	(11.7)
Share-based compensation expense, net of taxes	$86.6	$65.8	$40.7
As of December 31, 2025, unrecognized compensation cost related to the grant of RSUs was $164.6 million. Unvested outstanding RSUs as of December 31, 2025 had a weighted average remaining vesting period of 2.0 years.
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

2025 Annual Report	F-24

The aggregate liability balance associated with outstanding STAP awards was zero and $11.0 million as of December 31, 2025 and 2024, respectively.
Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$(0.1)	$1.2	$(1.4)
Research and development	(0.2)	4.2	(3.8)
Selling, general, and administrative	(0.5)	26.9	(25.5)
Share-based compensation (benefit) expense before taxes	(0.8)	32.3	(30.7)
Related income tax expense (benefit)	0.2	(4.4)	5.3
Share-based compensation (benefit) expense, net of taxes	$(0.6)	$27.9	$(25.4)
Cash paid to settle STAP awards exercised during the years ended December 31, 2025, 2024, and 2023 was $10.2 million, $56.7 million, and $14.7 million, respectively.
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

F-25	United Therapeutics, a public benefit corporation

The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$1,334.7	$1,195.1	$984.8
Denominator:
Weighted average outstanding shares — basic	44.3	45.2	46.8
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	3.6	3.3	2.9
Weighted average shares — diluted(2)	47.9	48.5	49.7
Net income per common share:
Basic	$30.13	$26.44	$21.04
Diluted	$27.86	$24.64	$19.81
Stock options and RSUs excluded from calculation(2)	0.2	0.4	0.3
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
Under the terms of the 2025 ASR agreements, comprised of a $500 million uncollared stock repurchase agreement (the Uncollared ASR) and a $500 million collared stock repurchase agreement (the Collared ASR), we made an aggregate upfront payment of $1.0 billion to Citi on August 4, 2025. Under the Uncollared ASR, we received an initial delivery of 1,274,296 shares of our common stock, representing approximately 75 percent of the total shares expected to be repurchased under the Uncollared ASR, measured based on the closing price of our common stock on August 1, 2025. Under the Collared ASR, we received an initial delivery of 849,531 shares of our common stock, representing approximately 50 percent of the total shares expected to be repurchased under the Collared ASR, measured based on the closing price of our common stock on August 1, 2025. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the Collared ASR, we received an additional 514,789 shares of our common stock on August 25, 2025. The final settlement of the Uncollared ASR occurred in November 2025, and we received an additional 3,882 shares of our common stock upon settlement. The final settlement of the Collared ASR occurred in January 2026, and we received no additional shares of our common stock upon settlement as a result of a collar provision that established the minimum and maximum number of shares to be repurchased, as well as other adjustments. In total, we repurchased 2,642,498 shares of our common stock under the 2025 ASR agreements that we currently hold as treasury stock in our consolidated balance sheets.
The final number of shares that we ultimately repurchased pursuant to the Uncollared ASR was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the Uncollared ASR.
The initial repurchase of our common stock and final settlements under the 2025 ASR agreements, including the subsequent receipt of our common stock upon completion of the hedging period, were treated as a reduction of the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The initial repurchase of our common stock under the 2025 ASR agreements was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. The hedging period under the Collared ASR was classified as part of the unsettled forward contract at inception and was equity classified upon settlement on August 25, 2025. The final settlements of the 2025 ASR agreements were accounted for as unsettled forward contracts indexed to our common stock until the final settlement occurred. The forward contracts related to the 2025 ASR agreements were equity classified, in accordance with ASC 815, Derivatives and Hedging, through final settlement. As of December 31, 2025, we recorded a liability of $1.8 million for an excise tax imposed under the IRA as a result of our repurchase of shares under the 2025 ASR agreements.

2025 Annual Report	F-26

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
Accumulated Other Comprehensive Income (Loss)
The following table includes changes in accumulated other comprehensive income (loss) by component, net of tax (in millions):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Balance, January 1, 2025	$11.0	$(15.5)	$1.1	$(3.4)
Other comprehensive income before reclassifications	(3.7)	—	10.5	6.8
Amounts reclassified from accumulated other comprehensive income (loss)	(1.7)	—	(0.8)	(2.5)
Net current-period other comprehensive income	(5.4)	—	9.7	4.3
Balance, December 31, 2025	$5.6	$(15.5)	$10.8	$0.9

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Balance, January 1, 2024	$15.9	$(17.9)	$(10.8)	$(12.8)
Other comprehensive income before reclassifications	(0.3)	—	10.8	10.5
Amounts reclassified from accumulated other comprehensive income (loss)	(4.6)	2.4	1.1	(1.1)
Net current-period other comprehensive income	(4.9)	2.4	11.9	9.4
Balance, December 31, 2024	$11.0	$(15.5)	$1.1	$(3.4)
(1)See Note 11—Employee Benefit Plans—Supplemental Executive Retirement Plan, which identifies the captions within our consolidated statements of operations where reclassification adjustments were recognized and their associated tax impact.

F-27	United Therapeutics, a public benefit corporation

10. Income Taxes
Components of income from continuing operations before income taxes include (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$1,708.4	$1,540.5	$1,270.4
Foreign	5.5	(1.5)	3.9
Income before income taxes	$1,713.9	$1,539.0	$1,274.3

Components of income tax expense consist of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$208.8	$326.4	$287.2
State	71.5	80.8	66.6
Foreign	1.2	0.8	0.1
Total current	281.5	408.0	353.9
Deferred
Federal	85.7	(56.7)	(43.8)
State	12.5	(7.4)	(20.1)
Foreign	(0.5)	—	(0.5)
Total deferred	97.7	(64.1)	(64.4)
Total income tax expense	$379.2	$343.9	$289.5
Presented below is a reconciliation of income tax expense computed at the statutory federal tax rate of 21 percent in 2025, 2024, and 2023 to income tax expense as reported (in millions):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal statutory tax rate	$359.9	21.0%	$323.2	21.0%	$267.6	21.0%
State and local income taxes, net of federal income tax effect(1)	58.7	3.4%	47.6	3.1%	37.4	2.9%
Excess tax benefits from share-based compensation	(41.6)	(2.4)%	(27.1)	(1.8)%	(17.7)	(1.4)%
Tax credits:
Research and development tax credits	(26.6)	(1.6)%	(27.2)	(1.8)%	(19.0)	(1.5)%
Other tax credits	—	—%	(0.5)	—%	(1.6)	(0.1)%
Nontaxable or nondeductible items:
Nondeductible compensation	19.4	1.1%	17.0	1.1%	3.9	0.3%
Other nontaxable or nondeductible items	6.3	0.4%	4.1	0.3%	14.0	1.1%
Changes in unrecognized tax benefits	6.6	0.4%	12.0	0.8%	9.0	0.7%
Effect of cross-border tax laws	(2.3)	(0.1)%	(6.6)	(0.4)%	(5.2)	(0.4)%
Foreign tax effects	(0.5)	—%	1.0	0.1%	(1.3)	(0.1)%
Changes in valuation allowances	(0.1)	—%	0.5	—%	2.4	0.2%
Other	(0.6)	(0.1)%	(0.1)	(0.1)%	—	—%
Income tax expense and effective tax rate	$379.2	22.1%	$343.9	22.3%	$289.5	22.7%
(1)State taxes in Illinois and Tennessee for 2025 and Illinois for 2023 and 2024 made up the majority (greater than 50 percent) of the tax effect in this category.

2025 Annual Report	F-28

Components of income taxes paid, net of refunds, consist of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
United States Federal	$230.5	$339.6	$267.5
U.S. States:
Illinois	35.1	30.3	41.7
Tennessee(1)	33.5	—	—
Other U.S. States	13.7	30.6	23.2
Foreign	0.5	0.1	0.1
Total Income Taxes Paid	$313.3	$400.6	$332.5
(1)The amount of income taxes paid during the years ended December 31, 2024 and 2023 does not meet the 5 percent disaggregation threshold.
Components of the net deferred tax assets are as follows (in millions):

	As of December 31,
	2025	2024
Deferred tax assets:
Capitalized research and development	$176.9	$266.1
Intangible assets	142.2	144.0
Share-based compensation	45.0	46.6
Reserves and accrued liabilities	64.2	45.3
Net operating loss carryforwards	22.2	19.8
Basis differences in investments	—	9.6
SERP	7.7	8.9
Other	24.2	22.6
Total deferred tax assets	482.4	562.9
Less: Valuation allowance	(35.6)	(30.1)
Total net deferred tax assets	446.8	532.8
Deferred tax liabilities:
Property, plant, and equipment	(74.9)	(64.1)
Right-of-use assets	(7.2)	(7.3)
Other	(7.0)	(3.0)
Total deferred tax liabilities	(89.1)	(74.4)
Total deferred tax assets, net	$357.7	$458.4
As of December 31, 2025, we had gross federal, foreign, and state net operating loss carryforwards of $38.9 million, $7.5 million, and $205.8 million, respectively, which either expire at various dates beginning in 2026 or have no expiration date. As of December 31, 2025, we had federal and state research credit carryforwards, of $5.3 million and $5.4 million, respectively, which expire at various dates beginning in 2028. We expect that certain of these carryforwards will expire unused, so we have established valuation allowances for that portion of the related deferred tax assets.
The One Big Beautiful Bill Act of 2025 reinstated the option to deduct research and development expenditures in the period incurred beginning in 2025, to deduct unamortized domestic costs from 2024 and prior, and to expense 100 percent of certain qualifying assets in the year placed in service. These changes decreased our cash paid for income taxes for 2025 and our deferred tax assets as of December 31, 2025.
We are subject to federal and state taxation in the United States and various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and all other major jurisdictions for tax years prior to 2022.
As of December 31, 2025 and 2024, we had $22.8 million and $16.7 million of unrecognized tax benefits, excluding interest and penalties, that would impact our effective tax rate if recognized. The following table represents a reconciliation of the total unrecognized tax benefit liability, excluding interest and penalties, for the years ended December 31, 2025, 2024, and 2023 (in millions):

F-29	United Therapeutics, a public benefit corporation

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits, beginning of the period	$19.6	$24.1	$15.2
Gross decreases related to prior period tax positions	—	—	—
Gross increases related to prior period tax positions	—	8.8	9.3
Gross increases related to current period tax positions	9.2	8.7	1.5
Gross decreases as a result of settlements during the current period	—	(21.1)	—
Reductions due to lapse of applicable statute of limitations	(1.8)	(0.9)	(1.9)
Unrecognized tax benefits, end of the period	$27.0	$19.6	$24.1
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2025 and 2024, our liability for unrecognized tax benefits included approximately $1.7 million and $1.0 million, respectively, for the accrual of interest and penalties. For the years ended December 31, 2025, 2024, and 2023, we recorded an approximately $0.7 million expense, $0.6 million benefit, and $0.9 million expense, respectively, for the accrual of interest and penalties in our consolidated statements of operations.
11. Employee Benefit Plans
Supplemental Executive Retirement Plan
We maintain the SERP to provide retirement benefits to certain senior members of our management team.
Participants who retire at age 60 or older are eligible to receive either monthly payments or a lump sum payment based on an average of their total gross base salary over the last 36 months of active employment, subject to certain adjustments. Related benefit payments commence on the first day of the sixth month after retirement. Participants who elect to receive monthly payments will continue to receive payments through the remainder of their lives. Alternatively, participants who elect to receive a lump sum distribution will receive a payment equal to the present value of the estimated monthly payments that would have been received upon retirement. As of December 31, 2025 and 2024, all SERP participants had elected to receive a lump sum distribution. Participants who terminate employment for any reason other than death, disability, or change in control prior to age 60 will not be entitled to receive any benefits under the SERP.
Because we do not fund the SERP, we recognize a liability equal to the projected benefit obligation as measured at the end of each fiscal year.
A reconciliation of the beginning and ending balances of the projected benefit obligation is presented below (in millions):

	Year Ended December 31,
	2025	2024
Projected benefit obligation at the beginning of the year	$52.1	$48.8
Service cost	2.0	1.6
Interest cost	2.0	1.6
Benefits paid	(5.0)	(0.2)
Actuarial loss	3.7	0.3
Projected benefit obligation at the end of the year	$54.8	$52.1
Amount included in other current liabilities(1)	$26.0	$30.8
Amount included in other non-current liabilities	$28.8	$21.3
(1)This amount represents the benefit obligation due to participants who are eligible to retire and whose benefit payments could commence within one year of the respective balance sheet date.
The following weighted-average assumptions were used to measure the SERP obligation:

	Year Ended December 31,
	2025	2024
Discount rate	4.42%	5.22%
Salary increases	4.00%	4.00%
Lump-sum interest rate	5.25%	5.25%

2025 Annual Report	F-30

The components of net periodic pension cost recognized in our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Service cost	$2.0	$1.6	$2.1
Interest cost	2.0	1.6	2.1
Amortization of prior service cost	—	0.2	0.4
Amortization of net actuarial gain	(1.3)	(5.2)	(4.2)
Settlement	(0.6)	—	(1.8)
Total	$2.1	$(1.8)	$(1.4)
The service cost component is reported within operating expenses and the other components are reported in other income (expense), net in our consolidated statements of operations.
Amounts related to the SERP that have been recognized in other comprehensive income are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Net actuarial loss	$(5.0)	$(5.5)	$(2.0)
Prior service cost	—	0.2	0.4
Settlement	(0.6)	—	(1.8)
Total recognized in other comprehensive income	(5.6)	(5.3)	(3.4)
Tax benefit	0.2	0.4	0.5
Total, net of tax	$(5.4)	$(4.9)	$(2.9)
The table below presents amounts related to the SERP included in accumulated other comprehensive income (loss) in our consolidated balance sheets that have not yet been recognized as a component of net periodic pension cost in our consolidated statements of operations (in millions):

	Year Ended December 31,
	2025	2024	2023
Net actuarial gain	$(6.8)	$(12.4)	$(17.9)
Prior service cost	—	—	0.2
Total included in accumulated other comprehensive income (loss)	(6.8)	(12.4)	(17.7)
Tax expense	1.2	1.4	1.8
Total, net of tax	$(5.6)	$(11.0)	$(15.9)
The accumulated benefit obligation, a measure that does not consider future increases in participants’ salaries, was $47.6 million and $47.2 million as of December 31, 2025 and 2024, respectively.
Future estimated benefit payments, based on current assumptions, including election of lump-sum distributions and expected future service, are as follows (in millions):

Year Ended December 31,
2026	$26.0
2027	—
2028	13.0
2029	—
2030	—
Thereafter	24.4
Total	$63.4

F-31	United Therapeutics, a public benefit corporation

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
Future minimum lease payments under non-cancelable operating leases as of December 31, 2025, are as follows (in millions):

Year Ending December 31,
2026	$7.3
2027	7.2
2028	6.9
2029	6.1
2030	4.6
Thereafter	5.5
Total	$37.6
Total operating lease expense was $8.9 million, $7.6 million, and $5.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The amounts recorded in operating lease expense include short-term leases, which are immaterial.
In August 2021, we entered into a commercial supply agreement (Supply Agreement) with MannKind Corporation (MannKind), which was later amended. Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless either party provides notice of non-renewal. We determined that the Supply Agreement contains certain lease components and have elected the expedient to combine lease and non-lease components as a single lease component. All payment obligations under the Supply Agreement are variable in nature and we incurred costs of $216.4 million, $179.8 million, and $130.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. In January 2026, we entered into an amendment to our Supply Agreement with MannKind related to production services that includes committed annual purchase amounts through December 31, 2031.
In September 2022, we entered into an agreement (Lease Agreement) to lease the entirety of a building. The Lease Agreement modified and replaced several of our pre-existing leases of portions of the same building, and has an initial term expiring in July 2027, with five renewal options of five years each, exercisable in our sole discretion. As a result, we remeasured the lease liability at our incremental borrowing rate, using a lease term that assumed we exercise one renewal option, due to our financing of significant leasehold improvements necessary for the research and development activities being performed at this location. Upon remeasurement, we determined that the lease remains an operating lease. As of December 31, 2025, our consolidated balance sheets included a right-of-use asset of $8.8 million, leasehold improvements, net of $28.8 million, and lease liability for the building of $9.5 million.
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

2025 Annual Report	F-32

Counterparty	Relevant Product	Our Financial Obligation
Arena Pharmaceuticals, Inc. (now owned by Pfizer)	Ralinepag
Low double-digit, tiered royalty on net product sales of ralinepag (any route of administration); a one-time payment of $250.0 million upon FDA approval of an inhaled formulation of ralinepag to treat PAH; and a one-time payment of $150.0 million upon approval in certain non-U.S. jurisdictions of an oral version of ralinepag to treat any indication

DEKA Research & Development Corp. (DEKA)	Remunity Pump RemunityPRO Pump	Product fees and single-digit royalty on net product sales of the Remunity and RemunityPRO Pumps and Remodulin for use with these pumps; reimbursement of DEKA’s development and manufacturing costs
IVIVA Medical, Inc. (IVIVA) former securityholders	IVIVA kidney products	Two percent royalty on net product sales
Eli Lilly & Co.	Adcirca	Ten percent royalty on net product sales of Adcirca, plus milestone payments of $325,000 for each $1,000,000 in net product sales
MannKind Corporation	Tyvaso DPI	Ten percent royalty on net product sales of Tyvaso DPI
Revivicor, Inc. former securityholders	UHeart, UKidney, and UThymoKidney	Up to $25.0 million in milestone payments (of which $2.5 million has been paid), and a five percent royalty on net product sales
Supernus Pharmaceuticals, Inc.	Orenitram	Single-digit royalty on net product sales of Orenitram, through the fourth quarter of 2026
The Scripps Research Institute	Unituxin	One percent royalty on net product sales of Unituxin
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
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other sources of revenues were as follows (in millions):

Year Ended December 31, 2025	Tyvaso DPI	Nebulized Tyvaso	Remodulin(1)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$1,292.5	$585.7	$526.8	$496.9	$226.8	$30.0	$24.0	$3,182.7
Cost of sales	210.6	27.2	49.3	28.7	17.5	13.1	38.0	384.4
Gross profit (loss)	$1,081.9	$558.5	$477.5	$468.2	$209.3	$16.9	$(14.0)	$2,798.3

Year Ended December 31, 2024
Total revenues	$1,033.6	$586.8	$538.1	$434.3	$238.7	$23.8	$22.1	$2,877.4
Cost of sales	148.4	34.1	47.4	28.4	14.4	10.1	26.9	309.7
Gross profit (loss)	$885.2	$552.7	$490.7	$405.9	$224.3	$13.7	$(4.8)	$2,567.7

Year Ended December 31, 2023
Total revenues	$731.1	$502.6	$494.8	$359.4	$198.9	$28.9	$11.8	$2,327.5
Cost of sales	115.6	32.4	38.2	24.2	16.5	12.3	18.3	257.5
Gross profit	$615.5	$470.2	$456.6	$335.2	$182.4	$16.6	$(6.5)	$2,070.0
(1)Total revenues and cost of sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.

F-33	United Therapeutics, a public benefit corporation

Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

	Year Ended December 31,
	2025			2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$1,291.8	$0.7	$1,292.5	$1,033.2	$0.4	$1,033.6	$731.1	$—	$731.1
Nebulized Tyvaso	531.9	53.8	585.7	545.5	41.3	586.8	477.1	25.5	502.6
Total Tyvaso	1,823.7	54.5	1,878.2	1,578.7	41.7	1,620.4	1,208.2	25.5	1,233.7
Remodulin(1)	448.9	77.9	526.8	464.2	73.9	538.1	414.6	80.2	494.8
Orenitram	496.9	—	496.9	434.3	—	434.3	359.4	—	359.4
Unituxin	214.7	12.1	226.8	219.6	19.1	238.7	181.3	17.6	198.9
Adcirca	30.0	—	30.0	23.8	—	23.8	28.9	—	28.9
Other	22.8	1.2	24.0	19.1	3.0	22.1	9.8	2.0	11.8
Total revenues	$3,037.0	$145.7	$3,182.7	$2,739.7	$137.7	$2,877.4	$2,202.2	$125.3	$2,327.5
(1) Net product sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

Year Ended December 31,	2025	2024	2023
Distributor 1	51%	51%	51%
Distributor 2	36%	35%	34%
Long-lived assets, including PP&E and right-of-use assets, located by geographic area are as follows (in millions):

Year Ended December 31,	2025	2024	2023
United States	$1,743.5	$1,240.6	$1,057.8
Rest-of-World	15.8	11.7	12.0
Total	$1,759.3	$1,252.3	$1,069.8
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

2025 Annual Report	F-34

trebling of damages, punitive damages, disgorgement, and/or the award of attorneys’ fees. The court also denied the plaintiffs’ request for injunctive relief.
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. The issue of what, if any, damages Sandoz is entitled to based on the court’s decision on the contract claim went to trial. On November 1, 2024, the court entered a final judgment in favor of Sandoz, ordering us to pay to Sandoz (a) approximately $61.6 million in damages; (b) prejudgment interest in the amount of approximately $9.0 million; and (c) post-judgment interest. All parties appealed the final judgment, including the court’s March 30, 2022 summary judgment decision. The appeal is pending before the U.S. Court of Appeals for the Third Circuit, and oral argument was held in November 2025.
We accrued a liability of $71.1 million during 2024, and an additional $3.0 million through the fourth quarter of 2025, reflecting, in the aggregate, the damages and pre-judgment interest amounts awarded in the final judgment, as well as post-judgment interest accrued through the end of 2025. We currently do not expect that the amount of any loss in excess of these accruals would be material to our financial results; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the amount of post judgment interest, and the outcome of appeals. We recorded this liability within other non-current liabilities in our consolidated balance sheets.
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
In June 2021, we filed a motion in one of our earlier patent cases against Liquidia in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia executive, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Dr. Roscigno in North Carolina state court. Discovery is complete. On January 5, 2024, Dr. Roscigno filed a motion for summary judgment, which was denied on July 31, 2024. On July 3, 2024, Liquidia filed a motion for summary judgment, which was denied on July 23, 2025. We filed a new complaint on May 29, 2024, to commence a separate, related case against Liquidia and Dr. Roscigno in North Carolina state court. That case is in its early stages, and the parties are developing a case schedule.
On April 21, 2025, Liquidia filed a lawsuit against us in the U.S. District Court for the Middle District of North Carolina, alleging that Tyvaso DPI infringes U.S. Patent No. 10,898,494. This patent’s claims are directed to the treatment of pulmonary hypertension by administering specified amounts of treprostinil via a dry powder inhaler in a specified number of breaths. The patent expires May 5, 2037. Liquidia seeks damages and attorneys’ fees. We filed a motion to dismiss or, alternatively, a motion to stay the case based on the argument that we co-own the asserted patent based on Liquidia’s and Dr. Roscigno’s alleged trade secret misappropriation subject to the pending North Carolina state court litigation. The court granted our motion to stay and denied the motion to dismiss. On May 9, 2025, we filed a lawsuit against Liquidia in the U.S. District Court for the Middle District of North Carolina, alleging that Yutrepia infringes U.S. Patent No. 11,357,782. This patent claims a method of treating pulmonary hypertension using inhaled treprostinil delivered using a specified dosage regimen. The patent expires May 14, 2027. We moved for a preliminary injunction, but the court denied that motion. Liquidia moved to dismiss or, alternatively, transfer the case to the U.S. District Court for the District of Delaware. The court denied Liquidia’s motion.

F-35	United Therapeutics, a public benefit corporation

We plan to continue to vigorously enforce our intellectual property rights related to Tyvaso DPI and Nebulized Tyvaso. In addition, we believe we have meritorious defenses and intend to vigorously defend ourselves against the claims made by Liquidia in its patent infringement lawsuit against us.
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
On April 24, 2024, Humana and United each filed lawsuits against us in the Circuit Court for Montgomery County, Maryland. These lawsuits include allegations similar to those in their lawsuits discussed above concerning charitable contributions. Humana and United allege that our donations to CVC give rise to common law causes of action, violations of state consumer protection statutes, and violations of insurance fraud statutes under the laws of various states. On July 22, 2024, we filed motions to dismiss both of these lawsuits. Oral argument on these motions to dismiss took place on October 24, 2024. On September 23, 2025, the court dismissed both lawsuits with prejudice. On October 20, 2025, Humana and United each appealed the court’s decision to the Appellate Court of Maryland, and those appeals are pending.
We intend to continue to vigorously defend ourselves against the claims made in these lawsuits.
15. Acquisitions
Asset Acquisition
In October 2023, we acquired all the outstanding equity of IVIVA, an early-stage company focused on developing manufactured kidney products, in exchange for an upfront cash payment of approximately $50.0 million. In addition to the

2025 Annual Report	F-36

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
Business Combination
On October 29, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Miromatrix Medical Inc. (Miromatrix), a publicly traded company developing bioengineered kidney and liver alternative products. On December 13, 2023, we completed the transactions contemplated by the Merger Agreement and Miromatrix became a wholly-owned subsidiary of United Therapeutics. Pursuant to the terms of the Merger Agreement, we paid former Miromatrix shareholders $3.25 per share in cash at closing, representing cash consideration paid to former Miromatrix shareholders of $89.1 million. Former Miromatrix shareholders also received one contractual contingent value right per share, representing the right to receive a contingent payment of $1.75 per share in cash (an aggregate of approximately $54.0 million) upon the first implantation of Miromatrix’s development-stage, fully-implantable kidney alternative product known as mirokidney into a living human patient by the end of 2025 in a clinical trial meeting requirements set forth in the form of the Contingent Value Rights Agreement attached to the Merger Agreement (the Milestone). In addition to the cash consideration noted above, the aggregate purchase price included $2.5 million that we ascribed to the contingent value rights, of which $1.4 million was recorded as a measurement period adjustment during the first quarter of 2024. During the third quarter of 2024, we recorded a measurement period adjustment to decrease goodwill and other intangible assets, net and increase deferred tax assets, net by $2.8 million.
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
The following table sets forth the final purchase price allocation, including measurement period adjustments, of the assets acquired and liabilities assumed as of the closing date. The purchase price allocation was considered complete as of September 30, 2024.

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

F-37	United Therapeutics, a public benefit corporation

representing the required return on other assets to sustain those cash flows. The multi-period earnings method is a Level 3 fair value measurement. Significant assumptions inherent in determining fair value of the IPR&D included annual net cash flows over a period of time and a discount rate applied to those cash flows to reflect the overall risk of the asset.
We ascribed $2.5 million to the contingent value rights as of the closing date based on a probability weighted discounted cash flow model, utilizing probability adjusted expectations of achieving the Milestone. The value of the contingent value rights was zero as of December 31, 2025 as the Milestone was not achieved.
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

2025 Annual Report	F-38

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2025, 2024, and 2023
(In millions)

	Valuation Allowance on Deferred Tax Assets
	Balance at Beginning of Year	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2025	$30.1	$5.5	$—	$—	$35.6
Year Ended December 31, 2024(1)	$30.8	$1.9	$—	$(2.6)	$30.1
Year Ended December 31, 2023(2)	$22.4	$4.4	$5.1	$(1.1)	$30.8
(1)Deductions relate primarily to changes from finalization of acquisition accounting.
(2)Other additions relate to valuation allowances on certain tax attributes obtained through acquisitions. Deductions relate to state net operating losses.

	Inventory Reserves
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2025	$28.6	$40.5	$(16.7)	$52.4
Year Ended December 31, 2024	$26.5	$14.9	$(12.8)	$28.6
Year Ended December 31, 2023	$21.6	$17.3	$(12.4)	$26.5

F-39	United Therapeutics, a public benefit corporation

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2025. Based on that evaluation, our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
(c)    Trading Plans
On October 31, 2025, James Edgemond, Chief Financial Officer and Treasurer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 268,750 stock options and sell the shares of common stock received, subject to certain conditions.

2025 Annual Report	64

On November 4, 2025, Judy Olian, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 800 shares of our common stock, subject to certain conditions.
On November 7, 2025, Dr. Martine Rothblatt, our Chairperson and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 1,734,410 stock options and sell the shares of our common stock received, subject to certain conditions. These transactions would commence no earlier than March 2, 2026, and end no later than December 31, 2026, ahead of the anticipated expiration date of these options, which is March 15, 2027. The 1,734,410 stock options covered by this trading plan include options that will be owned by a trust of which Dr. Rothblatt was settlor and in which she has a pecuniary interest.
On December 18, 2025, Christopher Patusky, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 4,910 stock options and sell the shares of common stock received, subject to certain conditions.
During the three months ended December 31, 2025, no director or Section 16 officer terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information as to the individuals serving on our board of directors is set forth below under the heading Board of Directors. Additional information required by Item 10 regarding nominees and directors appearing under Our Corporate Governance—Proposal 1: Election of Directors in our definitive proxy statement for our 2026 annual meeting of shareholders currently scheduled for June 26, 2026 (the 2026 Proxy Statement) is hereby incorporated herein by reference. Information regarding our executive officers appears in Item 1 of this Report under the heading Information about our Executive Officers. Information regarding our Audit Committee and our Audit Committee’s financial expert appearing under the heading Our Corporate Governance—Board Structure and Operations—Board Committees—Audit Committee in our 2026 Proxy Statement is hereby incorporated herein by reference.
Information appearing under the headings Delinquent Section 16(a) Reports and Insider Trading Policies and Procedures in our 2026 Proxy Statement is hereby incorporated herein by reference.
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
Board of Directors
Christopher Causey, M.B.A.
Former Consultant and Healthcare Executive
Raymond Dwek, C.B.E., F.R.S.
Emeritus Director, Oxford Glycobiology Institute, Oxford University
Richard Giltner
Former Portfolio Manager at Lyxor Asset Management, an asset management group at Société Générale, S.A.

65	United Therapeutics, a public benefit corporation

Ray Kurzweil
Chief AI Officer and Co-Founder, Beyond Imagination
Jan Malcolm
Former Commissioner of Health, State of Minnesota
Linda Maxwell, M.D., M.B.A.
Surgeon; Operating Partner, DCVC
Nilda Mesa, J.D.
Adjunct Professor, Columbia University; Former Director, NYC Mayor’s Office of Sustainability
Judy D. Olian, Ph.D.
President Emerita, Quinnipiac University
Christopher Patusky, J.D., M.G.A.
Founding Principal, Patusky Associates, LLC
Martine Rothblatt, Ph.D., J.D., M.B.A.
Chairperson and Chief Executive Officer of United Therapeutics
Louis Sullivan, M.D.
President Emeritus, Morehouse School of Medicine; Former Secretary, U.S. Department of Health and Human Services
Tommy Thompson, J.D.
Former Governor of Wisconsin; Former Secretary, U.S. Department of Health and Human Services
Kevin J. Tracey, M.D.
President and Chief Executive Officer, The Feinstein Institutes for Medical Research

2025 Annual Report	66

Item 11. Executive Compensation
Information concerning executive compensation required by Item 11 will appear under the heading Executive Compensation in our 2026 Proxy Statement and is incorporated herein by reference.
Information concerning the Compensation Committee required by Item 11 will appear under the heading Executive Compensation—Compensation Committee Report in our 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding beneficial ownership of our common stock required by Item 12 will appear under Beneficial Ownership of Common Stock in our 2026 Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2025, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options and RSUs (a)(3)	Weighted average exercise price of outstanding options (b)(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(5)
Equity compensation plan approved by security holders(1)	6,019,453	$166.11	5,518,169
Equity compensation plan not approved by security holders(2)	33,748	—	2,619
Total	6,053,201	$166.11	5,520,788
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
(3)Column (a) includes 4,636,330 shares of our common stock issuable upon the exercise of outstanding stock options issued under the 2015 Plan; 1,383,123 shares issuable upon the vesting of outstanding RSUs issued under the 2015 Plan; and 33,748 shares issuable upon the vesting of outstanding RSUs issued under the 2019 Inducement Plan. The number under column (a) represents the actual number of shares issuable under our outstanding awards without giving effect to the share counting formula described below in footnote 5.
(4)Column (b) represents the weighted average exercise price of the outstanding stock options only. The outstanding RSUs are not included in this calculation because they do not have an exercise price.
(5)Column (c) includes 3,086,374, 2,431,795, and 2,619 of shares available for future issuance under the 2015 Plan, the ESPP, and the 2019 Inducement Plan, respectively. Under the ESPP, employees may purchase shares based upon a six-month offering period at an amount equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. See Note 8—Share-Based Compensation—ESPP for more information. The 2015 Plan and 2019 Inducement Plan use a share counting formula for determining the number of shares available for issuance under the plans. In accordance with this formula, each RSU granted prior to March 17, 2020 under the 2015 Plan and each RSU granted under the 2019 Inducement Plan depletes the number of shares available for future issuance by 2.14 shares, while each RSU granted on or after March 17, 2020 under the 2015 Plan depletes the number of shares available for future issuance by 1.35 shares. Therefore, if any RSU does not vest, the number of shares available for future issuance will increase by 1.35 and 2.14 under the 2015 Plan and 2019 Inducement Plan, respectively, because of the share counting formula described above. Each stock option granted under the 2015 Plan depletes the number of shares available for future issuance by one share and does not use the share counting formula described above.

67	United Therapeutics, a public benefit corporation

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning related party transactions and director independence required by Item 13 will appear under the headings Other Matters—Certain Relationships and Related Party Transactions, Our Corporate Governance—Board Composition and Refreshment—Director Nomination Process—Director Independence, and Our Corporate Governance—Board Structure and Operations—Board Committees in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Item 14 concerning the principal accounting fees paid by the Registrant and the Audit Committee’s pre-approval policies and procedures, will appear under the heading Audit Matters in our 2026 Proxy Statement and is incorporated herein by reference.
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

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 1, 2021.
3.2	Eleventh Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8‑K filed January 22, 2026.

2025 Annual Report	68

Part IV

Exhibit No.	Description
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Description of Securities Registered under Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

10.17
Stipulation of Settlement, dated October 25, 2010, among the parties to a derivative lawsuit against the directors and officers of the Registrant identified therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010.

10.18**	United Therapeutics Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.
10.19**	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 27, 2025.

69	United Therapeutics, a public benefit corporation

Exhibit No.	Description
10.20**
Form of Grant Notice and Standard Terms and Conditions for Non‑Qualified Stock Options Granted to Non‑Employee Directors prior to 2025 under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8‑K filed June 29, 2015.

10.21**
Form of Grant Notice and Standard Terms and Conditions for Non Qualified Stock Options Granted to Non-Employee Directors in 2025 and thereafter under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.

10.22**
Form of Grant Notice and Standard Terms and Conditions for Non‑Qualified Stock Options Granted to Certain Executives under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8‑K filed June 29, 2015.

10.23**
Form of Grant Notice and Standard Terms and Conditions for Non‑Qualified Stock Options Granted to Employees under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8‑K filed June 29, 2015.

10.24**
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Non‑Employee Directors under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016.

10.25**
Form of Grant Notice and Standard Terms and Conditions for Non‑Qualified Stock Options Granted to Employees (Performance Vesting) under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2016.

10.26**
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Employees under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.27**
Form of Grant Notice and Standard Terms and Conditions for Stock Options Granted to Certain Executives under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (applicable to 2019-2022 Stock Options), incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.28**
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

10.29**
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

10.30**	United Therapeutics Corporation 2019 Inducement Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2019.
10.31**
Form of Restricted Stock Unit Grant Notice and Terms and Conditions under the 2019 Inducement Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2019.

10.32*
Wholesale Product Purchase Agreement, dated January 1, 2018, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.33
First Amendment to Wholesale Product Purchase Agreement, dated November 27, 2018, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.34
Second Amendment to Wholesale Product Purchase Agreement, dated February 1, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.35*
Third Amendment to Wholesale Product Purchase Agreement, dated as of March 1, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

2025 Annual Report	70

Part IV

Exhibit No.	Description
10.36+
Fourth Amendment to Wholesale Product Purchase Agreement, dated as of September 18, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.37+
Fifth Amendment to Wholesale Product Purchase Agreement, dated as of November 13, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.38+
Sixth Amendment to Wholesale Product Purchase Agreement, dated as of March 1, 2020, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2020.

10.39+
Seventh Amendment to Wholesale Product Purchase Agreement, dated as of May 12, 2020, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020.

10.40
Eighth Amendment to Wholesale Product Purchase Agreement, dated as of May 13, 2020, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020.

10.41
Ninth Amendment to Wholesale Product Purchase Agreement, dated as of October 6, 2021, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.42
Tenth Amendment to Wholesale Product Purchase Agreement, dated as of January 19, 2023, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2023.

10.43+
Eleventh Amendment to Wholesale Product Purchase Agreement, dated as of November 3, 2023, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.44
Twelfth Amendment to Wholesale Product Purchase Agreement, dated as of June 20, 2024, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant., incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.45+†
Thirteenth Amendment to Wholesale Product Purchase Agreement, dated as of April 17, 2025, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.

10.46+†
Fourteenth Amendment to Wholesale Product Purchase Agreement, dated as of October 31, 2025, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.

10.47
Specialty Pharmacy Network Agreement, dated as of January 1, 2018, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.48
First Amendment to Specialty Pharmacy Network Agreement, dated as of February 16, 2022, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.49
Second Amendment to Specialty Pharmacy Network Agreement, dated as of June 13, 2022, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.50
Third Amendment to Specialty Pharmacy Network Agreement, dated as of February 14, 2023, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.51
Fourth Amendment to Specialty Pharmacy Network Agreement, dated as of May 15, 2023, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

10.52
Fifth Amendment to Specialty Pharmacy Network Agreement, dated as of August 2, 2023, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

71	United Therapeutics, a public benefit corporation

Exhibit No.	Description
10.53
Sixth Amendment to Specialty Pharmacy Network Agreement, dated as of November 7, 2023, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.54
Seventh Amendment to Specialty Pharmacy Network Agreement, dated as of June 7, 2024, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.55
Eighth Amendment to Specialty Pharmacy Network Agreement, dated as of April 11, 2025, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

10.56+†	Ninth Amendment to Specialty Pharmacy Network Agreement, dated as of November 13, 2025, between the Registrant and Accredo Health Group, Inc.
10.57
Credit Agreement, dated as of April 25, 2025, among the Registrant, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent and as a swingline lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2025.

10.58+
License and Collaboration Agreement, dated as of September 3, 2018, by and between the Registrant and MannKind Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2022.

10.59+
First Amendment to License and Collaboration Agreement, dated August 24, 2025 between the Registrant and MannKind Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2025.

19	Insider Trading Policy, incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.
21†	Subsidiaries of the Registrant.
23.1†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934.
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934.
32.1†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97	United Therapeutics Corporation Clawback Policy, incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.
101†
The following financial information from our Annual Report on Form 10‑K for the year ended December 31, 2025, filed with the SEC on February 25, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of December 31, 2025 and 2024, (2) our Consolidated Statements of Operations for each of three years in the period ended December 31, 2025, (3) our Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2025, (4) our Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2025, (5) our Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025, and (6) the Notes to our Consolidated Financial Statements.

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

2025 Annual Report	72

Part IV
Item 16. Form 10-K Summary
None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED THERAPEUTICS CORPORATION

	By:	/s/ MARTINE ROTHBLATT
February 25, 2026		Martine Rothblatt, Ph.D. Chairperson and Chief Executive Officer

73	United Therapeutics, a public benefit corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTINE ROTHBLATT	Chairperson, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2026
Martine Rothblatt

/s/ JAMES C. EDGEMOND	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026
James C. Edgemond

/s/ CHRISTOPHER CAUSEY	Director	February 25, 2026
Christopher Causey

/s/ RAYMOND DWEK	Director	February 25, 2026
Raymond Dwek

/s/ RICHARD GILTNER	Director	February 25, 2026
Richard Giltner

/s/ RAYMOND KURZWEIL	Director	February 25, 2026
Raymond Kurzweil

/s/ JAN MALCOLM	Director	February 25, 2026
Jan Malcolm

/s/ LINDA MAXWELL	Director	February 25, 2026
Linda Maxwell

/s/ NILDA MESA	Director	February 25, 2026
Nilda Mesa

/s/ JUDY D. OLIAN	Director	February 25, 2026
Judy D. Olian

/s/ CHRISTOPHER PATUSKY	Director	February 25, 2026
Christopher Patusky

/s/ LOUIS W. SULLIVAN	Director	February 25, 2026
Louis W. Sullivan

/s/ TOMMY G. THOMPSON	Director	February 25, 2026
Tommy Thompson

2025 Annual Report	74