Form 10-Q
period 2026-03-31
UNITED THERAPEUTICS Corp
filed 2026-05-06
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of April 29, 2026, was 42,446,733.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,279.7	$1,557.1
Marketable investments	874.0	1,363.2
Accounts receivable, no allowance for 2026 and 2025	312.0	350.2
Inventories, net	178.3	183.1
Other current assets	228.0	248.9
Total current assets	2,872.0	3,702.5
Marketable investments	1,317.4	1,776.7
Goodwill and other intangible assets, net	115.5	116.5
Property, plant, and equipment, net	1,840.7	1,729.7
Deferred tax assets, net	335.4	357.7
Other non-current assets	233.2	196.9
Total assets	$6,714.2	$7,880.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$498.3	$488.0
Other current liabilities	100.8	72.6
Total current liabilities	599.1	560.6
Other non-current liabilities	214.0	223.2
Total liabilities	813.1	783.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 77,129,770 and 76,452,253 shares issued, and 42,156,223 and 43,643,165 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	0.8	0.8
Additional paid-in capital	2,520.3	2,798.0
Accumulated other comprehensive (loss) income	(10.2)	0.9
Treasury stock, 34,973,547 and 32,809,088 shares as of March 31, 2026 and December 31, 2025, respectively	(5,441.6)	(4,260.4)
Retained earnings	8,831.8	8,556.9
Total stockholders’ equity	5,901.1	7,096.2
Total liabilities and stockholders’ equity	$6,714.2	$7,880.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Total revenues	$781.5	$794.4
Operating expenses:
Cost of sales	133.4	92.5
Research and development	138.2	149.0
Selling, general, and administrative	184.1	170.1
Total operating expenses	455.7	411.6
Operating income	325.8	382.8
Interest income	41.8	51.1
Interest expense	(3.0)	(6.1)
Other expense, net	(46.3)	(4.3)
Total other (expense) income, net	(7.5)	40.7
Income before income taxes	318.3	423.5
Income tax expense	(43.4)	(101.3)
Net income	$274.9	$322.2
Net income per common share:
Basic	$6.32	$7.18
Diluted	$5.82	$6.63
Weighted average number of common shares outstanding:
Basic	43.5	44.9
Diluted	47.2	48.6

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Net income	$274.9	$322.2
Other comprehensive income:
Defined benefit pension plan:
Actuarial gain (loss) arising during period, net of tax	0.1	(2.8)
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(0.2)	(0.4)
Total defined benefit pension plan, net of tax	(0.1)	(3.2)
Available-for-sale debt securities:
Unrealized (loss) gain arising during period, net of tax	(9.2)	5.4
Realized gain included in net income, net of tax	(1.8)	—
Total (loss) gain on available-for-sale debt securities, net of tax	(11.0)	5.4
Other comprehensive (loss) income, net of tax	(11.1)	2.2
Comprehensive income	$263.8	$324.4
During the three months ended March 31, 2026, and 2025 the tax (benefit) expense in other comprehensive income was zero for the defined benefit pension plan and $(3.5) million and $1.7 million, respectively, for the available-for-sale debt securities.

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended March 31, 2026
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2026	76.5	$0.8	$2,798.0	$0.9	$(4,260.4)	$8,556.9	$7,096.2
Net income	—	—	—	—	—	274.9	274.9
Other comprehensive loss, net of tax	—	—	—	(11.1)	—	—	(11.1)
Shares issued under employee stock purchase plan (ESPP)	—	—	5.6	—	—	—	5.6
Restricted stock units (RSUs) withheld for taxes	—	—	(58.3)	—	—	—	(58.3)
Share repurchase	—	—	(327.2)	—	(1,172.8)	—	(1,500.0)
Excise tax on net share repurchase	—	—	—	—	(8.4)	—	(8.4)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.5	—	68.3	—	—	—	68.3
Share-based compensation	—	—	33.9	—	—	—	33.9
Balance, March 31, 2026	77.1	$0.8	$2,520.3	$(10.2)	$(5,441.6)	$8,831.8	$5,901.1

	Three Months Ended March 31, 2025
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	75.0	$0.8	$2,698.9	$(3.4)	$(3,474.5)	$7,222.2	$6,444.0
Net income	—	—	—	—	—	322.2	322.2
Other comprehensive income, net of tax	—	—	—	2.2	—	—	2.2
Shares issued under ESPP	—	—	4.9	—	—	—	4.9
RSUs withheld for taxes	—	—	(15.3)	—	—	—	(15.3)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.1	—	16.6	—	—	—	16.6
Share-based compensation	—	—	32.6	—	—	—	32.6
Balance, March 31, 2025	75.2	$0.8	$2,737.7	$(1.2)	$(3,474.5)	$7,544.4	$6,807.2

See accompanying notes to consolidated financial statements.

6	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$274.9	$322.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.6	19.8
Share-based compensation expense	33.9	31.8
Net unrealized losses on equity securities	61.6	5.3
Deferred income taxes	25.9	—
Other	32.0	4.1
Changes in operating assets and liabilities:
Accounts receivable	38.2	(42.7)
Inventories	(40.1)	(11.2)
Accounts payable and accrued expenses	(12.7)	(2.6)
Other assets and liabilities	27.0	134.5
Net cash provided by operating activities	463.3	461.2
Cash flows from investing activities:
Purchases of property, plant, and equipment	(100.8)	(74.9)
Deposits	(5.7)	(9.2)
Purchases of available-for-sale debt securities	(701.7)	(692.3)
Maturities of available-for-sale debt securities	269.0	611.7
Sales of available-for-sale debt securities	1,307.9	—
Purchase of investment in privately held company	(25.0)	—
Net cash provided by (used in) investing activities	743.7	(164.7)
Cash flows from financing activities:
Payments to repurchase common stock	(1,500.0)	—
Repayment of line of credit	—	(100.0)
Proceeds from the exercise of stock options	68.3	16.6
Proceeds from the issuance of stock under ESPP	5.6	4.9
RSUs withheld for taxes	(58.3)	(15.3)
Net cash used in financing activities	(1,484.4)	(93.8)
Net (decrease) increase in cash and cash equivalents	$(277.4)	$202.7
Cash and cash equivalents, beginning of period	1,557.1	1,697.2
Cash and cash equivalents, end of period	$1,279.7	$1,899.9
Supplemental cash flow information:
Cash paid for interest	$1.9	$5.4
Cash paid for income taxes	$1.5	$0.5
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$99.6	$47.2
Excise tax on net share repurchase	$8.4	$—

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Notes to Consolidated Financial Statements
March 31, 2026 (Unaudited)
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 25, 2026.
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2026 and December 31, 2025, and our statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2026 and 2025. Interim results are not necessarily indicative of results for an entire year. Certain prior year amounts have been reclassified to conform to the current year presentation. In the consolidated statements of cash flows, we reclassified prior amounts within other to net unrealized losses on equity securities to conform with the current period presentation.
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

Part I. Financial Information
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive (loss) income in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,723.3	$2.7	$(3.3)	$1,722.7
Corporate debt securities	403.5	0.7	(0.8)	403.4
Total	$2,126.8	$3.4	$(4.1)	$2,126.1

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$—
Current marketable investments	808.7
Non-current marketable investments	1,317.4
Total	$2,126.1

As of December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,433.0	$10.5	$(0.3)	$2,443.2
Corporate debt securities	603.1	3.7	—	606.8
Total	$3,036.1	$14.2	$(0.3)	$3,050.0

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$37.0
Current marketable investments	1,236.3
Non-current marketable investments	1,776.7
Total	$3,050.0

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of March 31, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$822.6	$(3.3)	$—	$—	$822.6	$(3.3)
Corporate debt securities	119.6	(0.8)	—	—	119.6	(0.8)
Total	$942.2	$(4.1)	$—	$—	$942.2	$(4.1)

	Less than 12 months		12 months or longer		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$215.0	$(0.3)	$3.5	$—	$218.5	$(0.3)
Corporate debt securities	19.6	—	—	—	19.6	—
Total	$234.6	$(0.3)	$3.5	$—	$238.1	$(0.3)

Quarterly Report	9

Part I. Financial Information
As of March 31, 2026 and December 31, 2025, we held 98 and 87 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of March 31, 2026 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three months ended March 31, 2026 and 2025.
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of March 31, 2026
	Amortized Cost	Fair Value
Due within one year	$807.7	$808.7
Due in one to three years	1,319.1	1,317.4
Total	$2,126.8	$2,126.1
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $65.3 million and $126.9 million as of March 31, 2026 and December 31, 2025, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly traded equity securities are recorded in our consolidated statements of operations within other expense, net. See Note 4—Fair Value Measurements.
Investments in Privately Held Companies
As of March 31, 2026 and December 31, 2025, we maintained non-controlling equity investments in privately held companies of $91.6 million and $53.8 million, respectively. We invested $25.0 million and zero in privately held companies during the three months ended March 31, 2026 and March 31, 2025, respectively. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately held companies within other non-current assets in our consolidated balance sheets.
When an observable price transaction occurs that is identified as similar or identical to our investment, we perform a valuation analysis to assess the fair value of our investment using various inputs, such as the discount rate, time to a liquidation event, and price volatility of peer company stocks. We adjust the fair value of our investment based on the valuation analysis and recognize the gain or loss in the period in which the observable price change occurred. During the three months ended March 31, 2026, one of the privately held companies in which we invested raised additional capital by issuing equity securities similar to ours at an increased valuation compared to prior financing rounds, which resulted in an increase of $12.8 million in the value of our investment. This gain was recorded within other expense, net in our consolidated statements of operations.
These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
For non-controlling equity investments in privately held companies in which we held an investment as of March 31, 2026, cumulative impairments and downward fair value adjustments were $5.3 million and cumulative upward fair value adjustments were $14.8 million.

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$397.5	$—	$—	$397.5
Time deposits(1)	205.5	—	—	205.5
U.S. government and agency securities(2)	—	1,722.7	—	1,722.7
Corporate debt securities(2)	—	403.4	—	403.4
Equity securities(3)	65.3	—	—	65.3
Total assets	$668.3	$2,126.1	$—	$2,794.4
Liabilities
Contingent consideration(4)	—	—	34.2	34.2
Total liabilities	$—	$—	$34.2	$34.2

	As of December 31, 2025
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$753.1	$—	$—	$753.1
Time deposits(1)	—	—	—	—
U.S. government and agency securities(2)	—	2,443.2	—	2,443.2
Corporate debt securities(2)	—	606.8	—	606.8
Equity securities(3)	126.9	—	—	126.9
Total assets	$880.0	$3,050.0	$—	$3,930.0
Liabilities
Contingent consideration(4)	—	—	32.5	32.5
Total liabilities	$—	$—	$32.5	$32.5
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three months ended March 31, 2026 and March 31, 2025, we recognized $61.6 million and $5.3 million of net unrealized losses, respectively, on these securities. These net unrealized losses are recorded within other expense, net in our consolidated statements of operations. See Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations is estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $1.7 million during the period from December 31, 2025 to March 31, 2026. The loss was recorded within research and development in our consolidated statements of operations.
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

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	March 31, 2026	December 31, 2025
Raw materials	$34.6	$30.6
Work-in-progress	35.1	35.3
Finished goods	108.6	117.2
Total inventories	$178.3	$183.1
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	March 31, 2026	December 31, 2025
Land and land improvements	$266.5	$266.5
Buildings, building improvements, and leasehold improvements	949.7	944.7
Buildings under construction	704.2	592.7
Furniture, equipment, and vehicles	509.6	493.6
Subtotal	2,430.0	2,297.5
Less—accumulated depreciation	(589.3)	(567.8)
Property, plant, and equipment, net	$1,840.7	$1,729.7
Depreciation expense for the three months ended March 31, 2026 and 2025 was $21.6 million and $19.6 million, respectively.
7. Debt
2025 Credit Agreement
In April 2025, we entered into a credit agreement (the 2025 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent and a swingline lender, and various other lender parties, which provides for an unsecured revolving credit facility of up to $2.5 billion (which facility may, at our request, be increased by up to $750 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and other conditions). In accordance with the terms of the 2025 Credit Agreement, in May 2026, we extended the maturity date of the 2025 Credit Agreement by one year, to April 2031. The 2025 Credit Agreement provides the lenders with the ability to extend the maturity date by one additional year, to April 2032, if we request such an extension.
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
During the second quarter of 2025, we paid down the entire $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of June 30, 2025. Our aggregate outstanding balance under the 2025 Credit Agreement remained zero as of March 31, 2026.
The 2025 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of March 31, 2026, we were in compliance with these covenants.
The interest expense reported in our consolidated statements of operations for the three months ended March 31, 2026 and 2025 relates to the 2025 Credit Agreement and 2022 Credit Agreement, respectively.

12	United Therapeutics, a public benefit corporation

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
8. Share-Based Compensation
As of March 31, 2026, we have one shareholder-approved equity incentive plan: the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 14,770,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 950,000 shares that were added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2025. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly hired employees under the 2019 Inducement Plan. See the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
During the three months ended March 31, 2026 and 2025, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2028 and 2027, respectively. Additionally, during the three months ended March 31, 2026 and 2025, we issued RSUs to certain other employees with vesting conditions tied to the achievement of specified performance criteria during specified performance periods, with the latest performance period ending in 2028. Throughout each performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of stock options and RSUs that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
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
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2026	2025
Stock options	$11.5	$8.5
RSUs	21.5	23.4
STAP awards	—	(0.8)
ESPP	0.9	0.7
Total share-based compensation expense before tax	$33.9	$31.8

Quarterly Report	13

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
During the three months ended March 31, 2026 and 2025, in addition to time-based stock options, we granted 0.3 million performance-based stock options in each period with grant date fair values of $53.9 million and $38.0 million, respectively, calculated based on the assumed achievement of the relevant financial performance condition. During the three months ended March 31, 2026 and 2025, we recorded $10.5 million and $7.7 million of share-based compensation expense, respectively, related to performance-based stock options.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Expected term of awards (in years)	5.0	5.0
Expected volatility	32.5%	32.2%
Risk-free interest rate	3.9%	4.1%
Expected dividend yield	0.0%	0.0%
A summary of the activity and status of stock options under the 2015 Plan during the three-month period ended March 31, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2026	4,636,330	$166.11
Granted	289,956	536.12
Exercised	(495,147)	138.00
Forfeited	(365)	120.26
Outstanding as of March 31, 2026	4,430,774	$193.46	3.6	$1,770.2
Exercisable as of March 31, 2026	3,243,872	$142.88	2.2	$1,460.1
Unvested as of March 31, 2026	1,186,902	$331.72	7.2	$310.1
The weighted average fair value of a stock option granted during each of the three-month periods ended March 31, 2026 and March 31, 2025 was $190.42 and $110.11, respectively. These stock options have an aggregate grant date fair value of $55.2 million and $39.0 million, respectively. The total grant date fair value of stock options that vested during the three-month periods ended March 31, 2026 and March 31, 2025 was $36.7 million and $1.2 million, respectively.
Total share-based compensation expense related to stock options was recorded as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of sales	$—	$—
Research and development	0.1	0.1
Selling, general, and administrative	11.4	8.4
Share-based compensation expense before taxes	11.5	8.5
Related income tax benefit	(0.2)	(0.2)
Share-based compensation expense, net of taxes	$11.3	$8.3
As of March 31, 2026, unrecognized compensation cost related to stock options was $97.0 million. Unvested outstanding stock options as of March 31, 2026 had a weighted average remaining vesting period of 2.3 years.

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Number of options exercised	495,147	131,474
Cash received	$68.3	$16.6
Total intrinsic value of options exercised	$182.9	$29.1
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the three months ended March 31, 2026 and 2025, in addition to time-based RSUs, we granted 0.2 million performance-based RSUs in each period, with total grant date fair values of $88.7 million and $67.3 million, respectively, calculated based on the assumed achievement of the relevant financial and non-financial performance conditions. During the three months ended March 31, 2026 and 2025, we recorded $5.2 million and $8.3 million of share-based compensation expense, respectively, related to performance-based RSUs.
A summary of the activity with respect to, and status of, RSUs during the three-month period ended March 31, 2026 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	1,416,871	$252.86
Granted	295,640	520.38
Vested	(274,965)	234.77
Forfeited	(16,515)	248.71
Unvested as of March 31, 2026	1,421,031	$312.06
Total share-based compensation expense related to RSUs was recorded as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of sales	$1.0	$1.0
Research and development	4.9	6.7
Selling, general, and administrative	15.6	15.7
Share-based compensation expense before taxes	21.5	23.4
Related income tax benefit	(3.5)	(3.8)
Share-based compensation expense, net of taxes	$18.0	$19.6
As of March 31, 2026, unrecognized compensation cost related to the grant of RSUs was $273.4 million. Unvested outstanding RSUs as of March 31, 2026 had a weighted average remaining vesting period of 2.4 years.
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

Quarterly Report	15

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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$274.9	$322.2
Denominator:
Weighted average outstanding shares — basic	43.5	44.9
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	3.7	3.7
Weighted average shares — diluted(2)	47.2	48.6
Net income per common share:
Basic	$6.32	$7.18
Diluted	$5.82	$6.63

Stock options and RSUs excluded from calculation(2)	0.1	0.1
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.
2026 Share Repurchase
In March 2026, our Board of Directors approved a share repurchase program authorizing up to $2.0 billion in aggregate repurchases of our common stock (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract), which program expires on March 9, 2027. Pursuant to this authorization, we entered into two accelerated share repurchase agreements (the 2026 ASR agreements) with Citibank, N.A. (Citi) on March 9, 2026 to repurchase approximately $1.5 billion of our common stock in the aggregate.
Under the terms of the 2026 ASR agreements, comprised of a $750 million uncollared share repurchase agreement (the 2026 Uncollared ASR) and a $750 million collared share repurchase agreement (the 2026 Collared ASR), we made an aggregate upfront payment of $1.5 billion to Citi on March 11, 2026. Under the 2026 Uncollared ASR, we received an initial delivery of 992,120 shares of our common stock, representing approximately 70 percent of the total shares expected to be repurchased under the 2026 Uncollared ASR, measured based on the closing price of our common stock on March 9, 2026. Under the 2026 Collared ASR, we received an initial delivery of 708,657 shares of our common stock, representing approximately 50 percent of the total shares expected to be repurchased under the 2026 Collared ASR, measured based on the closing price of our common stock on March 9, 2026. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the 2026 Collared ASR, we received an additional 463,682 shares of our common stock on March 30, 2026.
The final number of shares that we will ultimately repurchase pursuant to the 2026 ASR agreements will be determined based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the 2026 ASR agreements. As discussed above, under the 2026 Collared ASR, the final number of shares we will ultimately repurchase will also be subject to a collar provision establishing the minimum and maximum numbers of shares to be repurchased, as well as other adjustments.
At the final settlement of the 2026 ASR agreements, we may be entitled to receive additional shares of our common stock, or, under certain limited circumstances, be required to make an additional cash payment to Citi or, if we so elect, deliver shares of our common stock to Citi. The scheduled termination date of the 2026 Uncollared ASR is in the second quarter of 2026. The scheduled termination date of the 2026 Collared ASR is in the third quarter of 2026.

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
The initial repurchase of our common stock under the 2026 ASR agreements, including the subsequent receipt of our common stock upon completion of the hedging period, were treated as a reduction of the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The initial repurchase of our common stock under the 2026 ASR agreements was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. The hedging period under the 2026 Collared ASR was classified as part of the unsettled forward contract at inception and was equity classified upon settlement on March 30, 2026. The final settlement of the transactions under the 2026 ASR agreements is accounted for as an unsettled forward contract indexed to our common stock until the final settlement occurs. The forward contract related to the 2026 ASR agreements was equity classified, in accordance with ASC 815, Derivatives and Hedging, upon inception and we expect equity classification to remain appropriate through final settlement under the 2026 Uncollared ASR and the 2026 Collared ASR. During the three months ended March 31, 2026, we recorded a liability of $8.4 million for an excise tax imposed under the Inflation Reduction Act of 2022 (IRA) as a result of our repurchase of shares under the 2026 ASR agreements.
2025 Share Repurchase
In July 2025, our Board of Directors approved a share repurchase program authorizing up to $1.0 billion in aggregate repurchases of our common stock (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract). Pursuant to this authorization, we entered into two accelerated share repurchase agreements (the 2025 ASR agreements) with Citi on August 1, 2025 to repurchase approximately $1.0 billion of our common stock in the aggregate.
Under the terms of the 2025 ASR agreements, comprised of a $500 million uncollared share repurchase agreement (the 2025 Uncollared ASR) and a $500 million collared share repurchase agreement (the 2025 Collared ASR), we made an aggregate upfront payment of $1.0 billion to Citi on August 4, 2025. Under the 2025 Uncollared ASR, we received an initial delivery of 1,274,296 shares of our common stock, representing approximately 75 percent of the total shares expected to be repurchased under the 2025 Uncollared ASR, measured based on the closing price of our common stock on August 1, 2025. Under the 2025 Collared ASR, we received an initial delivery of 849,531 shares of our common stock, representing approximately 50 percent of the total shares expected to be repurchased under the 2025 Collared ASR, measured based on the closing price of our common stock on August 1, 2025. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the 2025 Collared ASR, we received an additional 514,789 shares of our common stock on August 25, 2025. The final settlement of the 2025 Uncollared ASR occurred in November 2025, and we received an additional 3,882 shares of our common stock upon settlement. The final settlement of the 2025 Collared ASR occurred in January 2026, and we received no additional shares of our common stock upon settlement as a result of a collar provision that established the minimum and maximum number of shares to be repurchased, as well as other adjustments. In total, we repurchased 2,642,498 shares of our common stock under the 2025 ASR agreements that we currently hold as treasury stock in our consolidated balance sheets.
The final number of shares that we ultimately repurchased pursuant to the 2025 Uncollared ASR was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the 2025 Uncollared ASR.
The initial repurchase of our common stock and final settlements under the 2025 ASR agreements, including the subsequent receipt of our common stock upon completion of the hedging period, were treated as a reduction of the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The initial repurchase of our common stock under the 2025 ASR agreements was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. The hedging period under the 2025 Collared ASR was classified as part of the unsettled forward contract at inception and was equity classified upon settlement on August 25, 2025. The final settlements of the 2025 ASR agreements were accounted for as unsettled forward contracts indexed to our common stock until the final settlement occurred. The forward contracts related to the 2025 ASR agreements were equity classified, in accordance with ASC 815, Derivatives and Hedging, through final settlement. Excise taxes imposed under the IRA as a result of our 2025 ASR agreements were $1.8 million.
10. Income Taxes
Our effective income tax rate (ETR) for the three months ended March 31, 2026 and 2025 was 14 percent and 24 percent, respectively. Our ETR for the three months ended March 31, 2026 decreased compared to our ETR for the three months ended March 31, 2025 primarily due to increased excess tax benefits from share-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes provisions that allow both the immediate deduction of domestic research and experimental expenditures and the full expensing of the cost of certain qualifying assets in the year placed in service. The impacts of the OBBBA were reflected in our consolidated financial statements beginning in the period of enactment and continue to be reflected in the period ended March 31, 2026, resulting in decreases to both our deferred tax assets and cash tax liabilities. The OBBBA provisions did not have a material impact on our ETR for the period ended March 31, 2026.

Quarterly Report	17

Part I. Financial Information
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2026 and December 31, 2025, our unrecognized tax benefits, including related interest, were approximately $30.6 million and $28.7 million, respectively.
11. Segment Information
Our Chief Executive Officer, as our Chief Operating Decision Maker (CODM), manages our company as a single operating and reporting segment at the consolidated level. Our operating segment focuses on the development and commercialization of products to address the unmet needs of patients with chronic and life-threatening conditions. The accounting policies of our one operating segment are the same as those described in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 25, 2026.
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
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other sources of revenues were as follows (in millions):

	Three Months Ended March 31,
2026	Tyvaso DPI	Nebulized Tyvaso	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$330.3	$127.2	$126.6	$135.6	$53.6	$2.9	$5.3	$781.5
Cost of sales(1)	83.2	8.6	16.1	7.4	5.0	1.0	12.1	133.4
Gross profit (loss)	$247.1	$118.6	$110.5	$128.2	$48.6	$1.9	$(6.8)	$648.1

2025
Total revenues	$302.5	$163.8	$138.2	$120.7	$58.2	$6.0	$5.0	$794.4
Cost of sales(1)	48.1	8.5	13.8	8.3	5.2	2.6	6.0	92.5
Gross profit (loss)	$254.4	$155.3	$124.4	$112.4	$53.0	$3.4	$(1.0)	$701.9
(1)During the three months ended March 31, 2026 and 2025, we recorded $44.9 million and $9.0 million of inventory reserve expense, respectively. Tyvaso DPI inventory reserve expense accounts for $39.2 million and $5.8 million of the total inventory reserve expense recorded during the three months ended March 31, 2026 and 2025, respectively. The Tyvaso DPI inventory reserve expense increased in 2026 mainly because we recorded an estimated $26.8 million loss related to a commercial supply agreement. This agreement is intended to provide us with sufficient inventory to meet the needs of our patients.
(2)Total revenues and cost of sales include sales of infusion devices, including the Remunity® and RemunityPRO® Pumps.

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
Geographic revenues are determined based on the country to which our products are shipped. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

	Three Months Ended March 31,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$330.3	$—	$330.3	$302.5	$—	$302.5
Nebulized Tyvaso	112.6	14.6	127.2	138.6	25.2	163.8
Total Tyvaso	442.9	14.6	457.5	441.1	25.2	466.3
Remodulin(1)	108.8	17.8	126.6	120.2	18.0	138.2
Orenitram	135.6	—	135.6	120.7	—	120.7
Unituxin	49.0	4.6	53.6	56.9	1.3	58.2
Adcirca	2.9	—	2.9	6.0	—	6.0
Other	5.0	0.3	5.3	4.7	0.3	5.0
Total revenues	$744.2	$37.3	$781.5	$749.6	$44.8	$794.4
(1) Net product sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

	Three Months Ended March 31,
	2026	2025
Distributor 1	52%	52%
Distributor 2	35%	34%
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

Quarterly Report	19

Part I. Financial Information
We accrued a liability of $71.1 million during 2024, an additional $3.0 million during 2025, and an additional $0.8 million through the first quarter of 2026, reflecting, in the aggregate, the damages and pre-judgment interest amounts awarded in the final judgment, as well as post-judgment interest accrued through March 31, 2026. We currently do not expect that the amount of any loss in excess of these accruals would be material to our financial results; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the amount of post-judgment interest, and the outcome of appeals. We recorded this liability within other non-current liabilities in our consolidated balance sheets.
We intend to continue to vigorously defend ourselves against the claims made in this litigation. Among other things, we believe our settlement agreement with Sandoz did not provide Sandoz any rights with respect to delivery systems such as the MS-3. We also believe that the plaintiffs, who were on notice that Smiths Medical would discontinue the MS-3 system, failed to fulfill their duty to properly mitigate their exposure as a result of such discontinuation, and any damages they incurred are the result of market conditions and their own failure to properly plan their own product launch. However, due to the uncertainty inherent in any litigation, we cannot guarantee that appeals will not result in an outcome adverse to us. This litigation has involved, and will likely continue to involve, substantial costs to defend, and an adverse appellate outcome could result in substantial monetary damages in excess of the liability we have accrued to-date.
Litigation with Liquidia Technologies, Inc.
Since March 2020, we have been engaged in litigation with Liquidia Technologies, Inc. (Liquidia) regarding its efforts to obtain FDA approval for Yutrepia®, a dry powder inhalation formulation of treprostinil. That litigation has included two petitions for inter partes review (IPR) filed by Liquidia with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO), as well as multiple lawsuits we have brought alleging infringement by Liquidia of several of our patents. Most of these cases have now been finally resolved, and Liquidia received final approval from the FDA to market Yutrepia to treat pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD) in May 2025 and launched commercial sales in June 2025.
We have an ongoing patent infringement lawsuit against Liquidia, which was originally filed on September 5, 2023 in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patent No. 10,716,793 (the ’793 patent), a patent related to Tyvaso with an expiration date in May 2027 that was later invalidated as a result of an IPR proceeding, and therefore is no longer at issue in this litigation. On November 30, 2023, we filed an amended complaint to assert a new patent: U.S. Patent No. 11,826,327 (the ’327 patent), which expires February 3, 2042, and is the only patent remaining at issue in the case. The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. Trial took place in June 2025, and the parties are awaiting the court’s decision. If we prevail in this lawsuit, we believe that we will be entitled to a court order requiring Liquidia to remove the PH-ILD indication from Yutrepia’s product labeling, and that we may also be entitled to damages.
In June 2021, we filed a motion in one of our earlier patent cases against Liquidia in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia executive, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Dr. Roscigno in North Carolina state court. Discovery is complete. On January 5, 2024, Dr. Roscigno filed a motion for summary judgment, which was denied on July 31, 2024. On July 3, 2024, Liquidia filed a motion for summary judgment, which was denied on July 23, 2025. The court has scheduled trial to commence in January 2027.
We filed a new complaint on May 29, 2024, to commence a separate, related case against Liquidia and Dr. Roscigno in North Carolina state court. That case is in its early stages, and the parties are currently engaged in discovery.
On April 21, 2025, Liquidia filed a lawsuit against us in the U.S. District Court for the Middle District of North Carolina, alleging that Tyvaso DPI infringes U.S. Patent No. 10,898,494 (the ‘494 patent). This patent’s claims are directed to the treatment of pulmonary hypertension by administering specified amounts of treprostinil via a dry powder inhaler in a specified number of breaths. The patent expires May 5, 2037. Liquidia seeks damages and attorneys’ fees. We filed a motion to dismiss or, alternatively, a motion to stay the case based on the argument that we co-own the asserted patent based on Liquidia’s and Dr. Roscigno’s alleged trade secret misappropriation subject to the pending North Carolina state court litigation. The court granted our motion to stay and denied the motion to dismiss. On May 9, 2025, we filed a lawsuit against Liquidia in the U.S. District Court for the Middle District of North Carolina, alleging that Yutrepia infringes U.S. Patent No. 11,357,782. This patent claims a method of treating pulmonary hypertension using inhaled treprostinil delivered using a specified dosage regimen. The patent expires May 14, 2027. We moved for a preliminary injunction, but the court denied that motion. Liquidia moved to dismiss or, alternatively, transfer the case to the U.S. District Court for the District of Delaware. The court denied Liquidia’s motion.
We plan to continue to vigorously enforce our intellectual property rights related to Tyvaso DPI and Nebulized Tyvaso. In addition, we believe we have meritorious defenses and intend to vigorously defend ourselves against the claims made by Liquidia in its patent infringement lawsuit against us.

20	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
On April 24, 2024, Humana and United each filed lawsuits against us in the Circuit Court for Montgomery County, Maryland. These lawsuits include allegations similar to those in their lawsuits discussed above concerning charitable contributions. Humana and United allege that our donations to CVC give rise to common law causes of action, violations of state consumer protection statutes, and violations of insurance fraud statutes under the laws of various states. On July 22, 2024, we filed motions to dismiss both of these lawsuits. Oral argument on these motions to dismiss took place on October 24, 2024. On September 23, 2025, the court dismissed both lawsuits with prejudice. On October 20, 2025, Humana and United each appealed the court’s decision to the Appellate Court of Maryland, and those appeals are currently pending.
We intend to continue to vigorously defend ourselves against the claims made in these lawsuits.

Quarterly Report	21

Part I. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report), and our consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this Report). All statements in this filing are made as of the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events, or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations about future outcomes and on information available to us through the date this Report is filed with the SEC, include, among others, statements related to the following:
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
•Our ability to maintain pricing and reimbursement levels for our products, in light of increasing competition, including from generic products, and pressure from government and other payers to decrease the costs associated with healthcare, including the potential impact of the Inflation Reduction Act of 2022 (IRA) on our business and the Trump administration’s most favored nation (MFN) pricing initiatives, as well as the timing and outcome of our efforts to secure Medicare coverage for Nebulized Tyvaso to treat idiopathic pulmonary fibrosis (IPF), following the anticipated approval by the U.S. Food and Drug Administration (FDA);
•The expected volume and timing of sales of our commercial products, as well as potential future commercial products, including the anticipated effect of various research and development efforts on sales of these products;
•The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including our efforts to obtain FDA approval for Nebulized Tyvaso to treat IPF and ralinepag extended-release tablets to treat PAH;
•The outcome of pending and potential future legal and regulatory actions by the FDA and other regulatory and government enforcement agencies related to our products and potential competitive products;
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
•The impact of competing therapies on sales of our commercial products, including the impact of generic versions of Remodulin; established therapies such as Uptravi®; and newer therapies such as Merck’s Winrevair® and Liquidia’s Yutrepia;
•The expectation that we will be able to manufacture sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house manufacturing capabilities and third-party manufacturing sites;
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
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, and that may cause our actual results to differ materially from anticipated results, including the risks and uncertainties we describe in Part II, Item 1A—Risk Factors of this Report and risks and uncertainties described in other cautionary statements, cautionary language, and risk factors set forth in our other filings with the SEC.

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
•Remodulin, a continuously infused formulation of treprostinil, approved by the FDA for subcutaneous and intravenous delivery to diminish symptoms associated with exercise in patients with PAH. Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a next-generation subcutaneous infusion system for Remodulin. In September 2025, we launched a new version of the Remunity Pump, called RemunityPRO, which is intended to improve the patient experience by making the pump easier to use.
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
Revenues
Our total revenues consist primarily of sales of the commercial products noted above, including the delivery devices (in the case of Tyvaso DPI, Nebulized Tyvaso, and Remodulin). We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso DPI, Nebulized Tyvaso, Remodulin, the Remunity and RemunityPRO Pumps, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with Cencora Global Procurement Ltd. to distribute Unituxin in the United States. We also sell Nebulized Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. We also derive revenues from the sale of commercial ex vivo lung perfusion services, which are presented under Other within Note 11—Segment Information to our consolidated financial statements included in this Report.
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through March 31, 2026, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil was made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the Smiths Medical CADD MS-3 pump. In addition, Liquidia has announced it is developing a new subcutaneous infusion system for its generic treprostinil product. See Note 12—Litigation, to our consolidated financial statements included in this Report.

Quarterly Report	23

Part I. Financial Information
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
Nebulized Tyvaso and Orenitram—Potential Future Generic Competition
We settled litigation with Watson Laboratories, Inc. (Watson) related to its ANDA seeking FDA approval to market a generic version of Nebulized Tyvaso before the expiration of certain of our U.S. patents. Under the settlement, Watson was permitted to market its generic version of Nebulized Tyvaso in the United States as early as January 2026, although, to date, it has not received FDA approval to do so.
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
For further details regarding these and other litigation matters involving Liquidia and Yutrepia, please see Note 12—Litigation, to our consolidated financial statements included in this Report.
General
We intend to vigorously enforce our intellectual property rights related to our products. However, we may not prevail in defending our patent rights, and additional challenges from other ANDA filers or other challengers may surface with respect to our products. Our patents could be invalidated, found unenforceable, or found not to cover one or more generic forms of our products. If any ANDA filer or filer of a 505(b)(2) NDA for a branded treprostinil product were to receive approval to sell its treprostinil product and/or prevail in any patent litigation, our affected product(s) would become subject to increased competition. Patent expiration, patent litigation, and competition from generic or other branded treprostinil manufacturers could have a significant, adverse impact on our treprostinil-based product revenues, our profits, and our stock price. These potential effects are inherently difficult to predict. For additional discussion, see the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Part II, Item 1A—Risk Factors included in this Report.
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
Research and Development
Our research and development expenses primarily include costs associated with the research and development of new products, new indications for existing products, and various post-marketing research activities. These costs also include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs, and costs associated with payments to third-party contract manufacturers before FDA approval of the relevant product. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development. We do not track fully burdened research and development expenses by individual product candidate.
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
Share-Based Compensation
Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan), and we may grant restricted stock units to newly hired employees under our 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan). The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods. The fair value of stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Historically, we granted awards under our Share Tracking Awards Plan (the STAP). Issuance of awards under this plan was discontinued in 2015 and all remaining outstanding STAP awards were exercised during the first quarter of 2025.
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

Quarterly Report	25

Part I. Financial Information
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON-1 and TETON-2 studies successful; preparing sNDA	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON-PPF study	Worldwide
Ralinepag Tablets (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study successful; preparing NDA	Worldwide
Ralinepag DPI	Inhaled	PAH, PH-ILD, IPF, PPF	Pre-IND non-clinical testing	Worldwide
Treprostinil SMI	Inhaled	PAH, PH-ILD, IPF, PPF	Pivotal pharmacokinetic studies for PAH and PH-ILD ongoing	Worldwide
Treprostinil SMI	Inhaled	PH-COPD	Preparing IND for phase 2 study	Worldwide
Treprostinil-Iloprost SMI	Inhaled PRN	PAH	Preparing IND for phase 1 study	Worldwide
Triple Combination Therapy	Oral	PAH	Formulation development and dosage design complete; planning pre-IND engagement with the FDA	Worldwide
Nebulized Tyvaso — TETON Studies
In September 2025, we announced that the TETON-2 phase 3 study of Nebulized Tyvaso in patients with IPF met its primary efficacy endpoint of demonstrating improvement in absolute forced vital capacity (FVC) relative to placebo. Nebulized Tyvaso demonstrated superiority over placebo for the change in absolute FVC by 95.6 mL (Hodges-Lehmann [H-L] estimate, p <0.0001) from baseline to week 52 in patients with IPF.
Statistically significant improvements relative to placebo were also observed in most secondary endpoints, including time to first clinical worsening event, as well as changes from baseline to week 52 in percent predicted FVC, King’s Brief Interstitial Lung Disease quality of life questionnaire (K-BILD) score, and diffusion capacity of lungs for carbon monoxide (DLCO). While not statistically significant, both time to first acute exacerbation of IPF and overall survival at week 52 trended in favor of Nebulized Tyvaso. Data from the TETON-2 study were published in The New England Journal of Medicine in March 2026.
In March 2026, we announced that the TETON-1 study also met its primary endpoint, with an even stronger treatment effect than the TETON-2 study. Specifically, the study demonstrated superiority of Nebulized Tyvaso over placebo for the change in absolute FVC by 130.1 mL (H-L estimate, p <0.0001) from baseline to week 52. Nebulized Tyvaso achieved statistical significance for reducing the risk of clinical worsening and showed numerical improvement in other important secondary endpoints relative to placebo, including time to first acute exacerbation of IPF and changes in percent predicted FVC, K-BILD score, and DLCO.
Integrated analyses of TETON-1 and TETON-2 showed statistically significant treatment effects compared to placebo from baseline to week 52 for the primary endpoint of change in absolute FVC by 111.8 mL (H-L estimate, p <0.0001) and most secondary endpoints, including time to first clinical worsening and first acute exacerbation of IPF and changes in percent predicted FVC, K-BILD score, and DLCO. Overall survival at week 52 trended in favor of Nebulized Tyvaso but did not meet statistical significance.
The TETON-2 study enrolled 597 patients and was conducted outside the United States and Canada. TETON-1 enrolled 598 patients in the United States and Canada. Treatment with Nebulized Tyvaso in these studies was well-tolerated, and the safety profile was consistent with previous Tyvaso studies and known prostacyclin-related adverse events. No new safety signal was seen in either study. Benefits of Nebulized Tyvaso were observed across all subgroups, such as use of background therapy (nintedanib, pirfenidone, or no background therapy), smoking status, and supplemental oxygen use. We intend to use the data from both the TETON-2 and TETON-1 studies to support a supplemental NDA (sNDA) to the FDA to add IPF to the labeled indications for Nebulized Tyvaso, which we plan to submit by the end of summer 2026. We believe there are approximately 100,000 IPF patients in the United States.
We are also conducting a phase 3 study of Nebulized Tyvaso called TETON-PPF for the treatment of progressive pulmonary fibrosis (PPF); we enrolled the first patient in TETON-PPF in October 2023. The primary endpoint of the TETON-PPF study is the change in absolute FVC from baseline to week 52. The TETON-PPF study was also prompted by a post-hoc analysis of data from the INCREASE study. PPF is a group of ILD conditions that exhibit progressive, self-sustaining fibrosis, and a similar disease course to IPF. PPF includes idiopathic interstitial pneumonias, autoimmune ILDs, chronic fibrosing hypersensitivity pneumonitis, and fibrotic ILDs related to environmental/occupational exposure. We are targeting enrollment of 698 patients in the TETON-PPF study. While estimates vary, we believe the size of the U.S. PPF population is approximately 200,000 patients.

26	United Therapeutics, a public benefit corporation

Part I. Financial Information
We and our distributors will also consider seeking amendments to the marketing authorizations for Nebulized Tyvaso in other countries where it is approved, to include IPF and/or PPF indications, and we will also consider seeking approval of Nebulized Tyvaso for these indications in countries where it is not yet approved. We also plan to seek FDA approval to expand the Tyvaso DPI label to include IPF and/or PPF, as applicable, following completion of any FDA-required bridging studies. Based on preliminary feedback from the FDA, these bridging studies may include pivotal clinical trials to establish safety and efficacy of Tyvaso DPI for treating patients with IPF and PPF. Both the FDA and the European Medicines Agency have granted orphan designation for treprostinil to treat IPF.
Treprostinil SMI
We are developing a version of inhaled treprostinil that will be a drug-device combination consisting of treprostinil solution and a device known as a soft mist inhaler (SMI). SMI devices are propellant-free, hand-held mechanical devices that deliver an aerosol cloud of medication via a single breath. SMI devices would be more convenient for our patients than the current Tyvaso nebulizer, which requires several breaths using a much larger device that needs electricity. SMI devices are pocket-sized and disposable, and would be delivered with a pre-filled, multi-dose cartridge of drug product that is stored at room temperature and easily inserted into the device to begin use. Due to the multi-dose cartridge, which is intended to provide sufficient doses for up to 14 days of use, there is no need to fill the SMI device every day like a nebulizer. SMI devices may also provide a favorable adverse event profile compared to dry powder inhalers. We are targeting the same indications for which Nebulized Tyvaso is already approved (PAH and PH-ILD), as well as those for which we plan to seek FDA approval in the future (IPF and PPF), following completion of any FDA-required bridging studies. We are currently conducting pivotal pharmacokinetic studies to establish comparability between treprostinil SMI and Nebulized Tyvaso, to support a 505(b)(1) NDA for PAH and PH-ILD. Additionally, we are preparing an IND to enable us to conduct a phase 2 study of treprostinil SMI to treat patients with pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD).
Treprostinil-Iloprost SMI
We are developing a fixed-dose, drug-device combination product consisting of treprostinil and iloprost solution and an SMI. We are targeting this product for pro re nata (PRN), or “as-needed”, use for PAH patients whose primary therapy is either an oral or inhaled prostacyclin-class therapy who may from time to time need a bridge between doses due to exercise activity. Iloprost is a prostacyclin-class therapy that is approved by the FDA to treat PAH via nebulized inhalation solution. Based on a preclinical research study, we believe there may be beneficial synergies when treprostinil and iloprost are dosed together on a PRN basis. We have completed pre-IND engagement with the FDA and are in the process of preparing an IND. Once the IND is cleared, we plan to proceed to a phase 1 pharmacokinetics and safety study in healthy volunteers, and eventually, a pivotal efficacy study in PAH patients.
Ralinepag Extended-Release Tablets
Ralinepag is a next-generation, once-daily, oral, extended-release, titratable, selective, and potent prostacyclin (IP) receptor agonist that we are developing for the treatment of PAH. In March 2026, we announced the successful results of our pivotal ADVANCE OUTCOMES study, which was a phase 3, event-driven clinical trial of an extended-release formulation of ralinepag tablets in PAH patients with a primary endpoint of time to first clinical worsening event. The study met its primary endpoint, with ralinepag reducing the risk of a clinical worsening event by 55 percent compared with placebo in patients with PAH (hazard ratio 0.45, p<0.0001).
Ralinepag demonstrated durable efficacy in delaying disease progression during the study, in which 80 percent of patients were on dual background therapy and 70 percent of patients were considered World Health Organization (WHO)/New York Heart Association (NYHA) Functional Class (FC) II at baseline. Statistically significant improvements relative to placebo were also observed in important secondary endpoints, including six-minute walk distance (6MWD) and change in N-terminal pro-B-type natriuretic peptide (NT-proBNP), with ralinepag increasing the odds of achieving clinical improvement by 47 percent from baseline to week 28 (p=0.015).
Benefits were consistent across all patient subgroups, including time since diagnosis, disease etiology, baseline 6MWD, and use of background therapies, reinforcing the robustness of the treatment effect and the potential broad therapeutic relevance of ralinepag. Treatment with ralinepag was well-tolerated and the safety profile was consistent with known prostacyclin-related adverse events. No new safety signals were observed.
We plan to submit an NDA for ralinepag extended-release tablets to the FDA by the end of summer 2026. If approved and launched, we expect ralinepag’s once-daily dosing profile to position it favorably compared with Uptravi (selexipag), which is a twice-daily IP-receptor agonist marketed by Johnson & Johnson for the treatment of PAH. In 2025, Johnson & Johnson reported global sales of Uptravi of over $1.9 billion, including over $1.5 billion in U.S. sales, reflecting a growth rate of approximately 5 percent over 2024.
Triple Combination Therapy
We are developing an oral triple combination therapy consisting of ralinepag, an endothelin receptor antagonist (ERA), and a PDE-5 inhibitor. We have completed formulation development and dosage design work and plan to engage with the FDA on

Quarterly Report	27

Part I. Financial Information
our proposed clinical development strategy following submission of our NDA for ralinepag extended-release tablets. Our triple combination therapy is intended to provide a convenient means of dosing patients with existing first-line oral therapies for PAH (an ERA and a PDE-5 inhibitor), along with once-daily ralinepag.
Ralinepag DPI
We are developing a dry powder inhalation (DPI) version of ralinepag. In August 2025, we exercised the option under our license and collaboration agreement with MannKind Corp. to develop ralinepag DPI utilizing the dry powder formulation technology used to manufacture Tyvaso DPI. We believe the half-life of ralinepag may support once-daily dosing of ralinepag DPI. We are currently in the process of formulating ralinepag DPI for non-clinical studies and a subsequent phase 1 study in healthy volunteers to assess dosing and pharmacokinetic comparability with ralinepag extended-release tablets, which will inform a pivotal study in PAH patients to further assess safety and pharmacokinetic comparability. We initially intend to seek FDA approval of ralinepag DPI for PAH. We also plan to seek approval for PH-ILD, IPF, and PPF, which will require additional clinical studies assessing safety and efficacy in patients with these conditions. Under the terms of our expanded agreement with MannKind, we will pay MannKind up to $35 million in development milestones and a 10 percent royalty on net sales of ralinepag DPI. Under our license agreement with Arena Pharmaceuticals Inc. (now owned by Pfizer Inc.), we will be obligated to pay a $250.0 million milestone payment upon FDA approval of ralinepag DPI, and a low double-digit, tiered royalty on net sales. We are constructing a manufacturing facility in Research Triangle Park, North Carolina, which we plan to use to manufacture ralinepag DPI.
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
The UKidney™ is an investigational-stage kidney from a pig with ten gene edits to support organ functioning in the human body. Six human genes were added to the pig genome to facilitate immune acceptance of the organ, while four genes were inactivated: three that contribute to porcine organ rejection in humans and one that can cause organ growth beyond what is normal for humans. The UHeart™ is a heart from the same pig with ten gene edits.
The UThymoKidney™ is an investigational-stage kidney from a pig with a single gene edit, together with tissue from the pig’s thymus. The pig’s thymus tissue is intended to condition the recipient’s immune system to recognize the UThymoKidney as “self” and reduce the likelihood of rejection. The single gene that is disrupted in the pig is responsible for the synthesis of alpha-gal, a sugar on the surface of cells that can cause immediate rejection of a porcine organ when transplanted into the human body. Because tissues from pigs containing this gene edit do not contain detectable levels of the alpha-gal sugar, we refer to materials derived from this pig as GalSafe®. In December 2020, the GalSafe pig was approved by the FDA for use as human food and as a potential source for biomedical purposes. Meat from GalSafe pigs is currently being provided to individuals with alpha-gal syndrome, an allergy to meat caused by a bite from the lone star tick. This approval marked only the second FDA approval of a gene-edited animal as a source of food, and the first such approval for a mammal.
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

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
scope to the EXPAND study described above. We are engaging with the FDA on a potential IND for a study of our UHeart product.
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
Regenerative Medicine
•Miromatrix. In December 2023, we acquired Miromatrix Medical Inc. (Miromatrix), a company based in Minnesota focused on the development of new technologies for generating manufactured kidneys and liver alternatives composed of human primary cells. The development-stage Miromatrix external liver assist product, called miroliverELAP®, uses a decellularized porcine liver matrix that has been seeded with human-derived cells and an extracorporeal blood circuit to maintain liver support in patients experiencing acute liver failure. Miromatrix first used its decellularization technology to successfully develop two acellular products, MiroMesh® and MiroDerm®, which received FDA 510(k) clearance for hernia repair and wound care applications, respectively, and which were later spun off by Miromatrix. In January 2026, we announced that Miromatrix completed a phase 1 study of miroliverELAP in patients with acute liver failure. This study, which was the first human clinical trial of a manufactured organ alternative, met its primary endpoint. Miromatrix is planning to commence a phase 2 study, and the FDA has granted miroliverELAP Regenerative Medicine Advanced Therapy designation. Miromatrix is also developing miroliver®, a fully implantable manufactured liver alternative product, and mirokidney®, a fully implantable manufactured kidney alternative product, both of which are based on decellularized porcine organ scaffolds that have been reseeded with human-derived cells. Initially the Miromatrix products are intended to be made with cells from a human donor other than the recipient (also called “allogeneic” cells), requiring the use of standard immunosuppression protocols. Future versions may be based on the patient’s own cells (known as “autologous” cells), reducing or eliminating the need for immunosuppression drugs.
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
•ULung™. The ULung is a development-stage engineered lung alternative composed of a 3D printed lung scaffold cellularized with human lung cells, with the goal of using autologous cells and reducing or eliminating the need for immunosuppression. The lung scaffold used in the ULung is printed using 3D printers being developed in collaboration with 3D Systems, Inc. Our Organ Manufacturing Group, located in Manchester, New Hampshire, has achieved recognition for developing the world’s most complex 3D printed object. Its lung scaffold designs consist of a record 44 trillion voxels that lay out 4,000 kilometers of pulmonary capillaries and 200 million alveoli, which demonstrate gas exchange in preclinical models. Under our agreement with 3D Systems, we also have the exclusive right to develop additional human solid organ alternatives using 3D Systems’ printing technology.
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
Ex Vivo Lung Perfusion
Our ex vivo lung perfusion (EVLP) program uses the first FDA-approved acellular EVLP technology on the market, the XVIVO Perfusion System (XPS™) with Steen Solution™ Perfusate, to offer the only commercially available centralized EVLP service in the United States. EVLP technology increases the number of transplantable lungs by giving surgeons the ability to assess the function of donor lungs to determine if the lungs are suitable for transplantation. This allows for the transplantation of lungs that would have otherwise not been transplanted. Centralized EVLP services make EVLP available to small and large transplant centers and remove barriers to the transplantation process to optimize organ utilization and increase the supply of transplantable lungs.
Our wholly owned subsidiary, Lung Bioengineering Inc., provides commercial EVLP services on a fee-for-service basis to transplant centers through dedicated facilities located in Silver Spring, Maryland and Jacksonville, Florida, using the XPS System. In 2024, Lung Bioengineering completed a registrational study of another centralized EVLP technology called the Centralized Lung Evaluation System (CLES) and submitted a premarket approval application to the FDA for commercial approval of CLES, which is under review by the FDA.
Over 750 patients have received lung transplants following use of our centralized EVLP service.

Quarterly Report	29

Part I. Financial Information
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
Future Prospects
We anticipate that revenue growth over the near-term will be driven primarily by: (1) continued growth in sales of Tyvaso DPI; (2) continued growth in the number of PH-ILD patients prescribed Tyvaso DPI and Nebulized Tyvaso; (3) the launch of ralinepag extended-release tablets for PAH, following FDA approval; (4) the launch of Nebulized Tyvaso for IPF, following FDA approval; (5) FDA approval and launch of treprostinil SMI; (6) continued growth in the number of patients prescribed Orenitram; and (7) modest price increases for some of our products. We believe that additional revenue growth in the medium- and longer-term will be driven by the additional products and indications described above under Research and Development.
Our ability to achieve our objectives, grow our business, and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials, and regulatory approval applications for new products and new indications for existing products; (2) the timing and degree of our success in commercially launching new products and new indications for existing products; (3) the demand for our products; (4) the net price of our products and the reimbursement of our products by public and private health insurance organizations, including the impact on such net prices and reimbursement amounts as a result of the IRA, MFN, and other government initiatives focused on drug pricing, and as a result of additional payer rebates, and the timing and degree of success in obtaining reimbursement for new products and new indications for existing products; (5) the competition we face within our industry, including competition from generic companies, the recent launch of Yutrepia, and the potential launch of new therapies for PAH, PH-ILD, IPF, and/or PPF; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Report.
We have budgeted approximately $290 million for capital expenditures during 2026 and through the end of 2028 to construct additional facilities to support the development and commercialization of our products and technologies. This amount is primarily dedicated to (a) construction of a new manufacturing facility in RTP that we intend to use to manufacture ralinepag DPI; and (b) construction of clinical-scale DPF facilities in Stewartville, Minnesota and Houston, Texas. We plan to fund these capital expenditures using cash on hand.
We anticipate that our existing DPF facility in Virginia and the two planned DPF facilities in Minnesota and Texas will provide an initial commercial supply of our xeno-organ products if and when these products are approved by the FDA. However, if our xeno-organ products are approved by the FDA, we likely will need to continue building additional DPF facilities to address anticipated demand for these products. Additional DPF facilities will be very capital-intensive, but we expect they will be executed in stages, which will enable us to adjust the schedule (and anticipated cost) of construction depending on the progress of our clinical, regulatory, and commercial activities.
We operate in a highly competitive market in which several large pharmaceutical companies control many of the available PAH therapies, including Merck, which received FDA approval for Winrevair (sotatercept-csrk) to treat PAH in March 2024. These pharmaceutical companies are well established in the market and possess greater financial, technical, and marketing resources than we do. In addition, Yutrepia was approved by the FDA in May 2025 for treatment of PAH and PH-ILD, and the product was launched commercially in June 2025. Despite this increase in competition, we believe revenues from our existing product portfolio will continue to grow, particularly given the addressable U.S. market opportunity for Tyvaso DPI and Nebulized Tyvaso in patients with PH-ILD. In addition, with the successful results of our ADVANCE OUTCOMES, TETON-1, and TETON-2 studies, we anticipate FDA approval of ralinepag extended-release tablets for PAH and Nebulized Tyvaso for IPF in the near-term, providing the opportunity for significant revenue through the end of the decade and beyond.

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
Results of Operations
Three Months Ended March 31, 2026 and March 31, 2025
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
Net product sales:
Tyvaso DPI	$330.3	$302.5	$27.8	9%
Nebulized Tyvaso	127.2	163.8	(36.6)	(22)%
Total Tyvaso	457.5	466.3	(8.8)	(2)%
Remodulin(1)	126.6	138.2	(11.6)	(8)%
Orenitram	135.6	120.7	14.9	12%
Unituxin	53.6	58.2	(4.6)	(8)%
Adcirca	2.9	6.0	(3.1)	(52)%
Other	5.3	5.0	0.3	6%
Total revenues	$781.5	$794.4	$(12.9)	(2)%
(1)Net product sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.
Total Tyvaso net product sales decreased two percent to $457.5 million for the three months ended March 31, 2026, as compared to $466.3 million for the same period in 2025, driven by a decrease in Nebulized Tyvaso net product sales, partially offset by growth in Tyvaso DPI net product sales. Tyvaso DPI net product sales increased for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to an increase in quantities sold of $16.0 million and, to a lesser extent, a price increase. Nebulized Tyvaso net product sales decreased for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to a decrease in U.S. quantities sold of $33.3 million and, to a lesser extent, a decrease in international net product sales, partially offset by a price increase.
Remodulin net product sales decreased for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to a decrease in quantities sold of $11.1 million.
Orenitram net product sales increased for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to an increase in quantities sold of $10.2 million.
The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Three Months Ended March 31,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$330.3	$—	$330.3	$302.5	$—	$302.5
Nebulized Tyvaso	112.6	14.6	127.2	138.6	25.2	163.8
Total Tyvaso	442.9	14.6	457.5	441.1	25.2	466.3
Remodulin(1)	108.8	17.8	126.6	120.2	18.0	138.2
Orenitram	135.6	—	135.6	120.7	—	120.7
Unituxin	49.0	4.6	53.6	56.9	1.3	58.2
Adcirca	2.9	—	2.9	6.0	—	6.0
Other	5.0	0.3	5.3	4.7	0.3	5.0
Total revenues	$744.2	$37.3	$781.5	$749.6	$44.8	$794.4
(1) Net product sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.

Quarterly Report	31

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

	Three Months Ended March 31, 2026
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2026	$238.9	$6.3	$1.4	$11.7	$258.3
Provisions attributed to sales in:
Current period	143.3	18.3	0.1	9.8	171.5
Prior periods	(6.4)	(0.2)	1.2	(0.5)	(5.9)
Payments or credits attributed to sales in:
Current period	(23.7)	(12.6)	—	(1.8)	(38.1)
Prior periods	(122.7)	(6.1)	(1.4)	(7.7)	(137.9)
Balance, March 31, 2026	$229.4	$5.7	$1.3	$11.5	$247.9

	Three Months Ended March 31, 2025
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2025	$140.8	$5.1	$2.2	$11.6	$159.7
Provisions attributed to sales in:
Current period	124.8	18.4	0.2	10.5	153.9
Prior periods	8.4	0.1	(0.1)	(0.3)	8.1
Payments or credits attributed to sales in:
Current period	(22.1)	(12.1)	—	(2.0)	(36.2)
Prior periods	(93.1)	(5.2)	(1.0)	(8.4)	(107.7)
Balance, March 31, 2025	$158.8	$6.3	$1.3	$11.4	$177.8
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
Category:
Cost of sales	$132.4	$91.6	$40.8	45%
Share-based compensation expense(1)	1.0	0.9	0.1	11%
Total cost of sales	$133.4	$92.5	$40.9	44%
(1)See Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. The increase in cost of sales for the three months ended March 31, 2026, compared to the same period in 2025, was mainly due to an increase in inventory reserve expense. Of this increase amount, $26.8 million relates to an estimated loss from a commercial supply agreement that we maintain to provide sufficient Tyvaso DPI inventory to meet the needs of our patients.

32	United Therapeutics, a public benefit corporation

Part I. Financial Information
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
Category:
External research and development(1)	$57.8	$57.2	$0.6	1%
Internal research and development(2)	58.3	48.3	10.0	21%
Share-based compensation expense(3)	5.4	6.9	(1.5)	(22)%
Other(4)	16.7	36.6	(19.9)	(54)%
Total research and development expense	$138.2	$149.0	$(10.8)	(7)%
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
Research and development, excluding share-based compensation. The decrease in research and development expense for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a decrease in milestone payments for drug delivery device technologies, partially offset by an increase in personnel expenses.

Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
Category:
General and administrative	$127.9	$119.5	$8.4	7%
Sales and marketing	28.7	26.6	2.1	8%
Share-based compensation expense(1)	27.5	24.0	3.5	15%
Total selling, general, and administrative expense	$184.1	$170.1	$14.0	8%
(1)See Share-Based Compensation below for discussion.

Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
Category:
Stock options	$11.5	$8.5	$3.0	35%
Restricted stock units	21.5	23.4	(1.9)	(8)%
STAP awards	—	(0.8)	0.8	100%
Employee stock purchase plan	0.9	0.7	0.2	29%
Total share-based compensation expense	$33.9	$31.8	$2.1	7%
The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

Quarterly Report	33

Part I. Financial Information

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
Cost of sales	$1.0	$0.9	$0.1	11%
Research and development	5.4	6.9	(1.5)	(22)%
Selling, general, and administrative	27.5	24.0	3.5	15%
Total share-based compensation expense	$33.9	$31.8	$2.1	7%
The increase in share-based compensation expense for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in the number of unvested and outstanding performance-based stock options during the three months ended March 31, 2026, as compared to the same period in 2025. For more information, see Note 8—Share-Based Compensation to our consolidated financial statements.
Other Expense, Net
The change in other expense, net for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to net unrealized losses on equity securities. See Note 3—Investments and Note 4—Fair Value Measurements to our consolidated financial statements.
Income Tax Expense
Income tax expense for the three months ended March 31, 2026 and 2025 was $43.4 million and $101.3 million, respectively. Our effective income tax rate (ETR) for the three months ended March 31, 2026 and 2025 was 14 percent and 24 percent, respectively. Our ETR for the three months ended March 31, 2026 decreased compared to our ETR for the three months ended March 31, 2025, primarily due to increased excess tax benefits from share-based compensation.
2026 Share Repurchase
In March 2026, our Board of Directors approved a share repurchase program authorizing up to $2.0 billion in aggregate repurchases of our common stock (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract), which program expires on March 9, 2027. In connection with the repurchase program, in March 2026, we entered into two accelerated share repurchase agreements (the 2026 ASR agreements) with Citibank, N.A. (Citi) which comprise a $750 million uncollared share repurchase agreement (the 2026 Uncollared ASR) and a $750 million collared share repurchase agreement (the 2026 Collared ASR). Under the 2026 ASR agreements, we made an aggregate upfront payment of $1.5 billion to Citi and received initial deliveries of 992,120 and 708,657 shares of our common stock on March 11, 2026, representing approximately 70 percent and 50 percent of the total shares that would be repurchased under the 2026 Uncollared ASR and 2026 Collared ASR, respectively, measured based on the closing price of our common stock on March 9, 2026. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the 2026 Collared ASR, we received an additional 463,682 shares of our common stock on March 30, 2026.
The final number of shares that we will ultimately repurchase pursuant to the 2026 ASR agreements will be determined based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the 2026 ASR agreements. As discussed above, under the 2026 Collared ASR, the final number of shares we will ultimately repurchase will also be subject to a collar provision establishing the minimum and maximum numbers of shares to be repurchased, as well as other adjustments. At the final settlement of the 2026 ASR agreements, we may be entitled to receive additional shares of our common stock, or, under certain limited circumstances, be required to make an additional cash payment to Citi or, if we so elect, deliver shares of our common stock to Citi. The scheduled termination date of the 2026 Uncollared ASR is in the second quarter of 2026. The scheduled termination date of the 2026 Collared ASR is in the third quarter of 2026.
As of March 31, 2026, $500 million remained available under our Board’s share repurchase authorization through March 9, 2027.
2025 Share Repurchase
In August 2025, we entered into two accelerated share repurchase agreements (the 2025 ASR agreements) with Citi, comprised of a $500 million uncollared share repurchase agreement (the 2025 Uncollared ASR) and a $500 million collared share repurchase agreement (the 2025 Collared ASR). Under the 2025 ASR agreements, we made an aggregate upfront payment of $1.0 billion to Citi and received initial deliveries of 1,274,296 and 849,531 shares of our common stock on August 4, 2025, representing approximately 75 percent and 50 percent of the total shares that would be repurchased under the 2025 Uncollared ASR and 2025 Collared ASR, respectively, measured based on the closing price of our common stock on August 1, 2025. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the 2025 Collared ASR, we received an additional 514,789 shares of our common stock on August 25, 2025. The final settlement of the 2025 Uncollared ASR occurred in November 2025, and we received an additional 3,882 shares of our common stock upon settlement. The final settlement of the 2025 Collared ASR occurred in January 2026, and we received no additional shares of our common stock upon settlement as a result of a collar

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
provision that established the minimum and maximum number of shares to be repurchased, as well as other adjustments. In total, we repurchased 2,642,498 shares of our common stock under the 2025 ASR agreements that we currently hold as treasury stock in our consolidated balance sheets.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable, and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty, and we may seek other forms of financing. In April 2025, we entered into a credit agreement (the 2025 Credit Agreement), which provides for an unsecured revolving credit facility of up to $2.5 billion. Our outstanding balance under the 2025 Credit Agreement, which matures in 2031, was zero as of March 31, 2026. See Unsecured Revolving Credit Facilities below for further details.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	March 31, 2026	December 31, 2025	Dollar Change	Percentage Change
Cash and cash equivalents	$1,279.7	$1,557.1	$(277.4)	(18)%
Marketable investments—current	874.0	1,363.2	(489.2)	(36)%
Marketable investments—non-current	1,317.4	1,776.7	(459.3)	(26)%
Total cash and cash equivalents and marketable investments	$3,471.1	$4,697.0	$(1,225.9)	(26)%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
Net cash provided by operating activities	$463.3	$461.2	$2.1	—%
Net cash provided by (used in) investing activities	$743.7	$(164.7)	$908.4	552%
Net cash used in financing activities	$(1,484.4)	$(93.8)	$(1,390.6)	NM(1)
(1)Calculation is not meaningful.
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, and tax-related payables and receivables.
Investing Activities
The increase of $908.4 million in net cash provided by investing activities for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a $955.8 million increase in net proceeds from marketable investments; partially offset by: (1) a $25.9 million increase in cash paid to purchase property, plant, and equipment and (2) a $25.0 million increase in cash paid to purchase an investment in a privately held company.
Financing Activities
The increase of $1,390.6 million in net cash used in financing activities for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a $1.5 billion payment to repurchase our common stock; partially offset by: (1) a $100.0 million decrease in cash used for a repayment on our line of credit and (2) a $51.7 million increase in proceeds from the exercise of stock options.

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
On April 25, 2025, we terminated the 2022 Credit Agreement and entered into the 2025 Credit Agreement, which provides for an unsecured revolving credit facility of up to $2.5 billion in the aggregate. On April 25, 2025, we borrowed $200.0 million under the 2025 Credit Agreement and used the proceeds to repay all outstanding indebtedness under the 2022 Credit Agreement in connection with its termination. During the second quarter of 2025, we repaid the remaining $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of June 30, 2025. Our aggregate outstanding debt balance remained zero as of March 31, 2026. Refer to Note 7—Debt—2025 Credit Agreement to our consolidated financial statements.
Summary of Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant, and appropriate. These assumptions are frequently developed from historical data or experience, currently available information, and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2025 Annual Report.
Recently Issued Accounting Standards
See Note 2—Basis of Presentation, to our consolidated financial statements for information on our anticipated adoption of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2025.
Item 4. Controls and Procedures
Based on their evaluation, as of March 31, 2026, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

36	United Therapeutics, a public benefit corporation

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 12—Litigation to our consolidated financial statements contained elsewhere in this Report, which is incorporated herein by reference.
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
Sales of our treprostinil-based therapies — Tyvaso DPI, Nebulized Tyvaso, Remodulin, and Orenitram — comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. Our net revenues could also be negatively impacted by pricing pressure as a result of competitive challenges, the IRA, MFN policies, and other drug price reduction initiatives. The availability of generic versions of our products has negatively impacted our revenues, and these and additional generic products launched in the future may continue to do so. The approval and launch of new therapies may materially negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if demand for our Tyvaso products does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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
Our clinical trials have been and in the future may be discontinued, delayed, canceled, or disqualified for various reasons, including: (1) pandemics; (2) manufacturing and supply chain disruptions; (3) the drug is unsafe or ineffective, or physicians and/or patients believe that the drug is unsafe or ineffective, or that other therapies are safer, more effective, better tolerated, or more convenient; (4) patients do not enroll in or complete clinical trials at the rate we expect, due to the availability of alternative therapies, the enrollment of competing clinical trials, or other reasons; (5) we, or clinical trial sites or other third parties, do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations; (6) patients experience severe side effects during treatment or die during our trials because of adverse events; and (7) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.

Quarterly Report	37

Part II. Other Information
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
Numerous treatments compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic treprostinil injection in the United States could materially impact our revenues, and generic competition materially impacted our Remodulin revenues outside the United States. Our competitors are also developing numerous new products that may compete with ours, including products intended to treat PAH and/or PH-ILD. For example, Merck commercially launched Winrevair (sotatercept-csrk) in the United States in March 2024, which competes with our treprostinil-based products. In addition, in June 2025 Liquidia launched U.S. sales of Yutrepia for PAH and PH-ILD, which now competes with our treprostinil-based products. Additional treatments, such as Insmed Incorporated’s TPIP, are in late-stage clinical trials for treatment of PAH and/or PH-ILD. Each of these products could potentially materially adversely affect our revenues. There are also three therapies approved for the treatment of IPF, including Boehringer Ingelheim’s Jascayd® (nerandomilast), which was approved by the FDA in October 2025 for IPF, and later for PPF. A wide variety of additional therapies are being developed by our competitors for the treatment of IPF. Existing and future approved IPF and PPF therapies would compete with Nebulized Tyvaso if it is approved for these indications, and any other products we may ultimately develop for IPF and PPF. The introduction of lower-priced competing products may reduce both the price that we are able to charge for our products and the volume of products we sell.
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
We plan to submit an sNDA to the FDA by the end of summer 2026, seeking approval to add IPF to the labeled indications for Nebulized Tyvaso, based on the successful TETON-1 and TETON-2 results. Following any FDA approval, we then plan to submit a request to the Durable Medical Equipment Medicare Administrative Contractors (DME MACs) to revise the local coverage determination (LCD) that governs Medicare Part B coverage for Nebulized Tyvaso, to allow coverage for the use of Nebulized Tyvaso for the new IPF indication. DME MACs have significant discretion with respect to the overall timing to update the LCD; once the process is initiated, it could take well over a year to complete. Until such time as the LCD is

38	United Therapeutics, a public benefit corporation

Part II. Other Information
updated, we expect revenues generated by sales of Nebulized Tyvaso for the new IPF indication could be limited, since we believe that most U.S. IPF patients are Medicare beneficiaries.
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
Our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. We manufacture our entire supply of Orenitram and Unituxin without an FDA-approved back-up manufacturing site. We do not plan to engage a third party to manufacture Orenitram; however, we have initiated efforts to qualify a third party to manufacture Unituxin drug substance, which may not succeed or may take longer than we anticipate. Our manufactured organ and organ alternative programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, and we may never be able to do so successfully. Additional risks of our manufacturing strategy include the following:
•We, our third-party manufacturers, and other third parties involved in the manufacturing process, such as third parties that operate testing and storage facilities, are subject to the current good manufacturing practices requirements of the FDA and its international counterparts, as applicable, current good tissue practices, and similar international regulatory standards, and other quality standards related to device manufacturing. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited.
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
•Unituxin is a chimeric monoclonal antibody that has stringent quality control and stability requirements. The drug substance manufacturing process involves a complex, multi-step cell culture and purification process. Many biologic products, including Unituxin, are particularly sensitive to the conditions under which they are manufactured. Supplier-driven changes to any of the raw materials or components used in the manufacture of Unituxin, such as discontinuation or alteration, could have unintended impacts on the quality and shelf life of Unituxin and may inhibit or prevent our ability to supply acceptable finished product in sufficient quantities or at all. Batches of Unituxin that fail to meet certain release specifications cannot be sold into the market. We have a limited capacity to produce batches of Unituxin. If a sufficient number of batches fail to meet release specifications, we could face a shortage of drug product. During 2025 we encountered limitations on our ability to supply Unituxin to our distributor in Japan, which caused our distributor to delay starting new patients on this therapy in Japan. Our efforts to obtain FDA approval to adjust certain manufacturing specifications for Unituxin to reduce the risk of a shortage in the United States may prove unsuccessful. Furthermore, Unituxin has a limited shelf life, which impacts our ability to stockpile inventory at comparable levels to our other commercial products.
•Natural and man-made disasters (such as fires, contamination, power loss, hurricanes, flooding, and other forms of severe weather (some of which could be exacerbated by climate change), earthquakes, terrorist attacks, and acts of war), disease outbreaks, and pandemics such as COVID-19 impacting our internal and third-party manufacturing and warehousing sites could cause a supply disruption.
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

Quarterly Report	39

Part II. Other Information
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
•We and our third-party manufacturers rely upon utility companies to supply our facilities with electrical power. The U.S. power grid is aging and demand for electrical power is rapidly increasing, including as a result of the construction of data centers in certain regions. If utility companies cannot reliably supply electrical power, we and our third-party manufacturers may be unable to operate our facilities at full capacity.
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
•We are closely monitoring global military conflicts including those involving Iran, Israel, and Ukraine. Although we do not directly source any raw materials or consumables from the directly impacted countries, our international suppliers and service providers in these regions could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.
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
•In 2024 we completed a designated pathogen-free facility (DPF) to produce our xenotransplantation products for human clinical studies. This facility houses gene-edited pigs in a highly controlled containment environment. This facility is a first of its kind, and unforeseen operational issues or disease outbreak amongst its herd could significantly impact the clinical development timelines for our xenotransplantation products. We are constructing two additional DPF facilities to mitigate operational risk and increase capacity. We will need to construct additional DPF facilities at significant expense to support the development and commercialization of our xenotransplantation products. If development of our xenotransplantation products fails or demand is significantly less than anticipated, we will not recoup our significant investment in these unique facilities as they would be difficult to repurpose. Conversely, prior to approval of our xenotransplantation products, we may not construct the number of facilities that we believe will ultimately be required to meet patient demand, which may delay our ability to meet demand when and if our xenotransplantation products are approved.
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

40	United Therapeutics, a public benefit corporation

Part II. Other Information
manufacturing process could be significant given the length of time and complexity involved in obtaining necessary regulatory approvals for alternative arrangements, through either third parties or internal manufacturing processes.
We rely in part on third parties to perform activities that are critical to our business.
Third parties assist us in activities critical to our operations, such as: (1) manufacturing our clinical and commercial products; (2) conducting clinical trials, preclinical studies, and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance and product complaint activities, including handling and reporting of adverse effects (including adverse events and product complaints); (5) manufacturing and obtaining regulatory approvals for the devices used to administer our drugs; and (6) marketing and distributing our products. Any disruption in the ability of third parties to continue to perform these critical activities could materially adversely impact our business and results of operations. Any change in service providers could interrupt the manufacture and distribution of our products and services, and impede the progress of our clinical trials, commercial launch plans, and related revenues.
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
We rely entirely on third parties to supply pumps and other supplies necessary to administer Remodulin. There are a limited number of pumps and other supplies available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available. We rely entirely on ICU Medical to manufacture the CADD-Solis pump, which is the primary pump used to administer intravenous Remodulin in the United States. We rely entirely on DEKA Research & Development Corp. and its affiliates to manufacture the Remunity and RemunityPRO Pumps, which are the primary pumps used to administer subcutaneous Remodulin in the United States. Additional ancillary supplies are used with these pumps, and a limited number of manufacturers that supply them.
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
We also rely on various sole-source suppliers for manufacturing activities related to ralinepag. We are in the process of qualifying our Silver Spring facility to produce our primary commercial supply of ralinepag API, and our Research Triangle Park facility to produce our primary commercial supply of ralinepag tablets, if and when oral ralinepag is approved by the FDA. These efforts could be unsuccessful or take longer or cost more than we anticipate, in which case we may be more reliant on our existing third-party contract manufacturers.
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
In April 2025, the Trump administration announced a reduction in force at the U.S. Department of Health and Human Services, including layoffs at the FDA. These and other efforts to reduce the size of the FDA or its funding, combined with significant changes in FDA leadership, have begun to result in slower FDA response times and/or longer review periods, and may lead to less predictable outcomes. Future government shutdowns, funding disputes, reorganizations, furloughs, or reductions in resources or changes in priorities or focus may result in further delays. If response and review delays persist and/or worsen, they could potentially impact our ability to timely progress our pipeline efforts or obtain regulatory approval for new products and new indications for existing products.
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

42	United Therapeutics, a public benefit corporation

Part II. Other Information
rules and guidelines related to promotion and advertising can result in adverse regulatory actions by the FDA and its international counterparts — such as warning letters, enforcement actions, civil lawsuits, or criminal prosecution.
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
The IRA was enacted in 2022. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Medicare Part D coverage gap discount program with a new manufacturer discounting program (beginning in 2025). The U.S. Centers for Medicare & Medicaid Services (CMS) has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued guidance, and is expected to continue to issue guidance, even while multiple lawsuits challenging the IRA negotiation requirement remain pending. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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

Quarterly Report	43

Part II. Other Information
Orenitram and Tyvaso DPI are both reimbursed under Medicare Part D, and the reimbursement amount is impacted by the 10 and 20 percent discounts under the IRA’s manufacturer discounting program. These increased discounts impact Tyvaso DPI and Orenitram revenues, while also having an industry-wide impact on the cost of Part D drugs. The impact on Tyvaso DPI and Orenitram revenues could be offset because of the IRA’s Part D redesign, which went into effect in 2025 and resulted in an increase in the number of patients able to afford these therapies. The amount of the offset, if any, is inherently uncertain and difficult to measure and predict.
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
The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. On the one hand, the Trump administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as MFN pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as GLOBE and GUARD. If finalized and adopted, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market. While it is unclear whether and how the Trump administration proposals will be implemented, the Trump administration policies are likely to have a significant negative impact on the pharmaceutical industry and may negatively affect our ability to receive revenues from sales of our commercial products. Even regulatory proposals or executive actions that ultimately are deemed unlawful or otherwise repealed could negatively impact the U.S. pharmaceutical sector and our business.
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

44	United Therapeutics, a public benefit corporation

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
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. If we must restate or recalculate information provided under these programs, our costs of compliance could increase. We could be held liable for errors in the submissions we are required to make with respect to governmental drug pricing programs, including retroactive rebates and program refunds. We may incur significant civil monetary penalties if we are found to have knowingly provided false information to the government or to have charged 340B covered entities more than the statutorily mandated ceiling price, and resolution of any claims that we violated these provisions could be costly. Certain failures to timely submit required data also could result in a civil monetary penalty for each day the information is late. We could also become subject to allegations under the False Claims Act and other laws and regulations. In addition, misreporting and failure to timely report data to CMS also can be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid Drug Rebate program. If CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.
CMS, the U.S. Department of Veterans Affairs, the Office of Inspector General of the Department of Health and Human Services (OIG), and other governmental agencies have pursued manufacturers that were alleged to have failed to report data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that any submissions we are required to make under governmental drug pricing programs will not be found to be incomplete or incorrect.
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

Quarterly Report	45

Part II. Other Information
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
Members of Congress have called upon the OIG to issue revised guidance about patient assistance programs. Actions taken by the OIG, the DOJ, or other agencies as a result of this industry-wide inquiry could reduce demand for our products and/or coverage of our products by federal and state health care programs. If any or all of these events occur, our business, prospects, and stock price could be materially and adversely affected.
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

46	United Therapeutics, a public benefit corporation

Part II. Other Information
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
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Our patents related to our individual treprostinil-based products expire at various times through 2042. We entered into settlement agreements with certain generic drug companies permitting them to launch generic versions of Remodulin in the United States and other companies to launch generic versions of Nebulized Tyvaso and Orenitram in the United States. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims against us relating to such agreements. We have been sued by Sandoz for violating our settlement agreement with them, and we have accrued a liability of $74.9 million in connection with such suit, reflecting the final judgment and post-judgment interest accrued through the end of March 2026, although our ultimate liability may be greater. Other actions against us in the future could result in significant monetary judgments and the imposition of other penalties against us. We have no issued patents or pending patent applications covering the Unituxin drug product. For further details, see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition and Challenges to our Intellectual Property Rights.
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

Quarterly Report	47

Part II. Other Information
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

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We maintain a portfolio of investments that includes: (1) corporate debt securities; (2) strategic investments in publicly traded equity securities; and (3) strategic equity investments in privately held companies. These investments are subject to general economic conditions, volatility in the financial marketplace, market- and industry-wide dynamics, the current elevated interest rate environment and changes in interest rates, industry- and company-specific developments impacting the business, prospects, and credit ratings of the issuer of the securities, and other factors, each of which has affected, and may in the future affect, the income that we receive from our investments, the net realizable value of our investments, and our ability to sell them. These factors have caused, and could in the future cause, us to: (a) experience a decline in our investment income; (b) record impairment charges to reduce the carrying value of our investment portfolio; or (c) sell investments for less than our acquisition cost; each of which in turn could negatively impact our liquidity and our earnings. Our efforts to mitigate these risks through diversification of our investments and monitoring of our portfolio’s overall risk profile may not be successful and the value of our investments may decline. The privately held companies we have invested in may be particularly susceptible to the factors described above as these companies are typically in the early stages of developing technologies or products that may never materialize, which could result in a loss of all or a substantial part of our investment in these companies.
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
The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, significant price and volume fluctuations in the market may not relate to operating performance. The price of our common stock could decline sharply due to general market conditions as well as the following factors, among others:
•quarterly and annual financial results and any failure to meet our expectations or those of securities analysts, including expectations regarding revenues for our existing products, new products, or new indications for existing products;
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
•announcements regarding our efforts to obtain regulatory approval of, and to launch commercial sales of, new products and new indications for existing products;
•physician, patient, investor, or public concerns regarding the efficacy and/or safety of products marketed or being developed by us or by others;
•changes in laws and regulations affecting reimbursement of our therapeutic products by government payers, changes in reimbursement policies of private insurance companies, including the implementation and impacts of the IRA and other governmental efforts to reduce drug prices, and negative publicity surrounding the cost of high-priced therapies;
•announcements of technological innovations or new products or announcements regarding our existing products, including in particular the development of new, competing therapies;

Quarterly Report	49

Part II. Other Information
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
We may not be able to achieve our public benefit purpose or realize the expected positive impacts from being a PBC.

50	United Therapeutics, a public benefit corporation

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - March 31, 2026(1)	2,164,459	—	2,164,459	500,000,000
Total	2,164,459	$—	2,164,459	$500,000,000
(1)As announced on March 9, 2026, our Board of Directors approved a share repurchase program authorizing up to $2.0 billion (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract) in aggregate repurchases of our common stock, which program expires on March 9, 2027. Pursuant to this authorization, we entered into the 2026 ASR agreements, comprised of a $750.0 million 2026 Uncollared ASR and a $750.0 million 2026 Collared ASR, with Citi on March 9, 2026 to repurchase $1.5 billion of our common stock. We made an aggregate upfront payment of $1.5 billion to Citi and received initial deliveries of 992,120 and 708,657 shares of our common stock on March 11, 2026, representing approximately 70 percent and 50 percent of the total shares that would be repurchased under the 2026 Uncollared ASR and 2026 Collared ASR, respectively, measured based on the closing price of our common stock on March 9, 2026. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the 2026 Collared ASR, we received an additional 463,682 shares of our common stock on March 30, 2026. The total number of shares ultimately repurchased pursuant to the 2026 ASR agreements, and the average price paid per share, will be determined upon final settlement and will be based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period under the 2026 ASR agreements, less a discount and subject to adjustments in accordance with the terms and conditions of the 2026 ASR agreements. As discussed above, under the 2026 Collared ASR, the final number of shares we will ultimately repurchase will also be subject to a collar provision establishing the minimum and maximum numbers of shares to be repurchased, as well as other adjustments. At the final settlement of the 2026 ASR agreements, we may be entitled to receive additional shares of our common stock, or, under certain limited circumstances, be required to make an additional cash payment to Citi or, if we so elect, deliver

Quarterly Report	51

Part II. Other Information
shares of our common stock to Citi. The scheduled termination date of the 2026 Uncollared ASR is in the second quarter of 2026. The scheduled termination date of the 2026 Collared ASR is in the third quarter of 2026.
Item 5. Other Information
(c)    Trading Plans
During the three months ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

52	United Therapeutics, a public benefit corporation

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 1, 2021
3.2	Eleventh Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2026
4.1	Reference is made to Exhibits 3.1 and 3.2
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 6, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (2) our Consolidated Statements of Operations for the three-month periods ended March 31, 2026 and 2025; (3) our Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2026 and 2025; (4) our Consolidated Statements of Stockholders’ Equity for the three-month periods ended March 31, 2026 and 2025; (5) our Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2026 and 2025; and (6) the Notes to our Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document)
*    Filed herewith.
**    Furnished herewith.
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

UNITED THERAPEUTICS CORPORATION

May 6, 2026	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

54	United Therapeutics, a public benefit corporation