Form 10-Q
period 2026-06-30
UNITED THERAPEUTICS Corp
filed 2026-08-05
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 29, 2026, was 42,890,692.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,803.2	$1,557.1
Marketable investments	859.1	1,363.2
Accounts receivable, no allowance for 2026 and 2025	310.3	350.2
Inventories, net	193.8	183.1
Other current assets	317.3	248.9
Total current assets	3,483.7	3,702.5
Marketable investments	1,141.1	1,776.7
Goodwill and other intangible assets, net	114.1	116.5
Property, plant, and equipment, net	1,930.1	1,729.7
Deferred tax assets, net	311.6	357.7
Other non-current assets	239.5	196.9
Total assets	$7,220.1	$7,880.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$497.8	$488.0
Other current liabilities	110.0	72.6
Total current liabilities	607.8	560.6
Other non-current liabilities	212.0	223.2
Total liabilities	819.8	783.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.01, 245,000,000 shares authorized, 78,029,318 and 76,452,253 shares issued, and 42,676,835 and 43,643,165 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	0.8	0.8
Additional paid-in capital	2,895.8	2,798.0
Accumulated other comprehensive (loss) income	(16.2)	0.9
Treasury stock, 35,352,483 and 32,809,088 shares as of June 30, 2026 and December 31, 2025, respectively	(5,644.9)	(4,260.4)
Retained earnings	9,164.8	8,556.9
Total stockholders’ equity	6,400.3	7,096.2
Total liabilities and stockholders’ equity	$7,220.1	$7,880.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Total revenues	$783.3	$798.6	$1,564.8	$1,593.0
Operating expenses:
Cost of sales	99.5	87.6	232.9	180.1
Research and development	146.3	134.0	284.5	283.0
Selling, general, and administrative	206.7	212.5	390.8	382.6
Total operating expenses	452.5	434.1	908.2	845.7
Operating income	330.8	364.5	656.6	747.3
Interest income	31.5	51.3	73.3	102.4
Interest expense	(2.9)	(7.3)	(5.9)	(13.4)
Other income (expense), net	13.3	(0.1)	(33.0)	(4.4)
Total other income, net	41.9	43.9	34.4	84.6
Income before income taxes	372.7	408.4	691.0	831.9
Income tax expense	(39.7)	(98.9)	(83.1)	(200.2)
Net income	$333.0	$309.5	$607.9	$631.7
Net income per common share:
Basic	$7.82	$6.86	$14.14	$14.04
Diluted	$7.27	$6.41	$13.07	$13.02
Weighted average number of common shares outstanding:
Basic	42.6	45.1	43.0	45.0
Diluted	45.8	48.3	46.5	48.5

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income	$333.0	$309.5	$607.9	$631.7
Other comprehensive income:
Defined benefit pension plan:
Actuarial gain (loss) arising during period, net of tax	—	—	0.1	(2.8)
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(0.1)	(0.4)	(0.3)	(0.8)
Total defined benefit pension plan, net of tax	(0.1)	(0.4)	(0.2)	(3.6)
Available-for-sale debt securities:
Unrealized (loss) gain arising during period, net of tax	(5.9)	2.2	(15.1)	7.6
Realized gain included in net income, net of tax	—	(0.6)	(1.8)	(0.6)
Total (loss) gain on available-for-sale debt securities, net of tax	(5.9)	1.6	(16.9)	7.0
Other comprehensive (loss) income, net of tax	(6.0)	1.2	(17.1)	3.4
Comprehensive income	$327.0	$310.7	$590.8	$635.1
During the three and six months ended June 30, 2026, the tax (benefit) expense in other comprehensive income was zero for the defined benefit pension plan and $(1.9) million and $(5.4) million, respectively, for the available-for-sale debt securities.
During the three and six months ended June 30, 2025, the tax (benefit) expense in other comprehensive income was $(0.1) million for the defined benefit pension plan and $0.5 million and $2.2 million, respectively, for the available-for-sale debt securities.

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended June 30, 2026
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2026	77.1	$0.8	$2,520.3	$(10.2)	$(5,441.6)	$8,831.8	$5,901.1
Net income	—	—	—	—	—	333.0	333.0
Other comprehensive loss, net of tax	—	—	—	(6.0)	—	—	(6.0)
Restricted stock units (RSUs) withheld for taxes	—	—	(0.5)	—	—	—	(0.5)
Share repurchase	—	—	206.3	—	(206.3)	—	—
Excise tax on net share repurchase	—	—	—	—	3.0	—	3.0
Exercise of stock options	0.9	—	126.3	—	—	—	126.3
Share-based compensation	—	—	43.4	—	—	—	43.4
Balance, June 30, 2026	78.0	$0.8	$2,895.8	$(16.2)	$(5,644.9)	$9,164.8	$6,400.3

	Three Months Ended June 30, 2025
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2025	75.2	$0.8	$2,737.7	$(1.2)	$(3,474.5)	$7,544.4	$6,807.2
Net income	—	—	—	—	—	309.5	309.5
Other comprehensive income, net of tax	—	—	—	1.2	—	—	1.2
RSUs withheld for taxes	—	—	(0.2)	—	—	—	(0.2)
Exercise of stock options	0.2	—	18.1	—	—	—	18.1
Share-based compensation	—	—	37.8	—	—	—	37.8
Balance, June 30, 2025	75.4	$0.8	$2,793.4	$—	$(3,474.5)	$7,853.9	$7,173.6

	Six Months Ended June 30, 2026
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2026	76.5	$0.8	$2,798.0	$0.9	$(4,260.4)	$8,556.9	$7,096.2
Net income	—	—	—	—	—	607.9	607.9
Other comprehensive loss, net of tax	—	—	—	(17.1)	—	—	(17.1)
Shares issued under employee stock purchase plan (ESPP)	—	—	5.6	—	—	—	5.6
RSUs withheld for taxes	—	—	(58.8)	—	—	—	(58.8)
Share repurchase	—	—	(120.9)	—	(1,379.1)	—	(1,500.0)
Excise tax on net share repurchase	—	—	—	—	(5.4)	—	(5.4)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	1.4	—	194.6	—	—	—	194.6
Share-based compensation	—	—	77.3	—	—	—	77.3
Balance, June 30, 2026	78.0	$0.8	$2,895.8	$(16.2)	$(5,644.9)	$9,164.8	$6,400.3

6	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Six Months Ended June 30, 2025
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	75.0	$0.8	$2,698.9	$(3.4)	$(3,474.5)	$7,222.2	$6,444.0
Net income	—	—	—	—	—	631.7	631.7
Other comprehensive income, net of tax	—	—	—	3.4	—	—	3.4
Shares issued under ESPP	—	—	4.9	—	—	—	4.9
RSUs withheld for taxes	—	—	(15.5)	—	—	—	(15.5)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.3	—	34.7	—	—	—	34.7
Share-based compensation	—	—	70.4	—	—	—	70.4
Balance, June 30, 2025	75.4	$0.8	$2,793.4	$—	$(3,474.5)	$7,853.9	$7,173.6

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$607.9	$631.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.8	40.9
Share-based compensation expense	77.3	69.6
Impairment of property, plant, and equipment	—	21.7
Net unrealized losses on equity securities	48.2	9.3
Deferred income taxes	51.6	—
Other	56.8	4.7
Changes in operating assets and liabilities:
Accounts receivable	39.9	(100.0)
Inventories	(57.8)	(18.6)
Accounts payable and accrued expenses	(16.7)	43.5
Other assets and liabilities	(77.1)	(49.9)
Net cash provided by operating activities	776.9	652.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	(208.8)	(137.1)
Deposits	(6.4)	(9.8)
Purchases of available-for-sale debt securities	(770.8)	(2,499.2)
Maturities of available-for-sale debt securities	534.3	915.9
Sales of available-for-sale debt securities	1,307.9	1,265.6
Purchase of investment in privately held company	(25.0)	—
Net cash provided by (used in) investing activities	831.2	(464.6)
Cash flows from financing activities:
Payments to repurchase common stock	(1,500.0)	—
Proceeds from line of credit	—	200.0
Repayment of line of credit	—	(500.0)
Excise tax paid on net share repurchase	—	(5.0)
Payments of debt issuance costs	(3.4)	(11.5)
Proceeds from the exercise of stock options	194.6	34.7
Proceeds from the issuance of stock under ESPP	5.6	4.9
RSUs withheld for taxes	(58.8)	(15.5)
Net cash used in financing activities	(1,362.0)	(292.4)
Net increase (decrease) in cash and cash equivalents	$246.1	$(104.1)
Cash and cash equivalents, beginning of period	1,557.1	1,697.2
Cash and cash equivalents, end of period	$1,803.2	$1,593.1
Supplemental cash flow information:
Cash paid for interest	$3.8	$9.6
Cash paid for income taxes	$102.5	$253.9
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$104.1	$66.2
Excise tax on net share repurchase	$5.4	$—

See accompanying notes to consolidated financial statements.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
Notes to Consolidated Financial Statements
June 30, 2026 (Unaudited)
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2026 and December 31, 2025, our statements of operations, comprehensive income, and stockholders’ equity for the three- and six-month periods ended June 30, 2026 and 2025, and our statements of cash flows for the six-month periods ended June 30, 2026 and 2025. Interim results are not necessarily indicative of results for an entire year. Certain prior year amounts have been reclassified to conform to the current year presentation. In the consolidated statements of cash flows, we reclassified prior amounts within other to net unrealized losses on equity securities to conform with the current period presentation.
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
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive (loss) income in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,575.2	$0.7	$(8.2)	$1,567.7
Corporate debt securities	354.8	0.3	(1.3)	353.8
Total	$1,930.0	$1.0	$(9.5)	$1,921.5

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$—
Current marketable investments	780.4
Non-current marketable investments	1,141.1
Total	$1,921.5

As of December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,433.0	$10.5	$(0.3)	$2,443.2
Corporate debt securities	603.1	3.7	—	606.8
Total	$3,036.1	$14.2	$(0.3)	$3,050.0

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$37.0
Current marketable investments	1,236.3
Non-current marketable investments	1,776.7
Total	$3,050.0

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of June 30, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,138.1	$(8.2)	$—	$—	$1,138.1	$(8.2)
Corporate debt securities	187.1	(1.3)	—	—	187.1	(1.3)
Total	$1,325.2	$(9.5)	$—	$—	$1,325.2	$(9.5)

	Less than 12 months		12 months or longer		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$215.0	$(0.3)	$3.5	$—	$218.5	$(0.3)
Corporate debt securities	19.6	—	—	—	19.6	—
Total	$234.6	$(0.3)	$3.5	$—	$238.1	$(0.3)

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
As of June 30, 2026 and December 31, 2025, we held 134 and 87 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of June 30, 2026 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three and six months ended June 30, 2026 and 2025.
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of June 30, 2026
	Amortized Cost	Fair Value
Due within one year	$780.3	$780.4
Due in one to three years	1,149.7	1,141.1
Total	$1,930.0	$1,921.5
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $78.7 million and $126.9 million as of June 30, 2026 and December 31, 2025, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly traded equity securities are recorded in our consolidated statements of operations within other income (expense), net. See Note 4—Fair Value Measurements.
Investments in Privately Held Companies
As of June 30, 2026 and December 31, 2025, we maintained non-controlling equity investments in privately held companies of $91.6 million and $53.8 million, respectively. We invested zero and $25.0 million in privately held companies during the three and six months ended June 30, 2026, respectively. We did not invest in privately held companies during the three and six months ended June 30, 2025. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately held companies within other non-current assets in our consolidated balance sheets.
When an observable price transaction occurs that is identified as similar or identical to our investment, we perform a valuation analysis to assess the fair value of our investment using various inputs, such as the discount rate, time to a liquidation event, and price volatility of peer company stocks. We adjust the fair value of our investment based on the valuation analysis and recognize the gain or loss in the period in which the observable price change occurred. During the first quarter of 2026, one of the privately held companies in which we invested raised additional capital by issuing equity securities similar to ours at an increased valuation compared to prior financing rounds, which resulted in an increase of $12.8 million in the value of our investment. This gain was recorded within other income (expense), net in our consolidated statements of operations.
These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
For non-controlling equity investments in privately held companies in which we held an investment as of June 30, 2026, cumulative impairments and downward fair value adjustments were $5.3 million and cumulative upward fair value adjustments were $14.8 million.

Quarterly Report	11

Part I. Financial Information
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$684.0	$—	$—	$684.0
Time deposits(1)	207.4	—	—	207.4
U.S. government and agency securities(2)	—	1,567.7	—	1,567.7
Corporate debt securities(2)	—	353.8	—	353.8
Equity securities(3)	78.7	—	—	78.7
Total assets	$970.1	$1,921.5	$—	$2,891.6
Liabilities
Contingent consideration(4)	—	—	37.4	37.4
Total liabilities	$—	$—	$37.4	$37.4

	As of December 31, 2025
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$753.1	$—	$—	$753.1
Time deposits(1)	—	—	—	—
U.S. government and agency securities(2)	—	2,443.2	—	2,443.2
Corporate debt securities(2)	—	606.8	—	606.8
Equity securities(3)	126.9	—	—	126.9
Total assets	$880.0	$3,050.0	$—	$3,930.0
Liabilities
Contingent consideration(4)	—	—	32.5	32.5
Total liabilities	$—	$—	$32.5	$32.5
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and six months ended June 30, 2026, we recognized $13.4 million of net unrealized gains and $48.2 million of net unrealized losses, respectively, on these securities. During the three and six months ended June 30, 2025, we recognized $4.0 million and $9.3 million of net unrealized losses, respectively, on these securities. These net unrealized gains and losses are recorded within other income (expense), net in our consolidated statements of operations. See Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations is estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $4.9 million during the period from December 31, 2025 to June 30, 2026. The loss was recorded within research and development in our consolidated statements of operations.
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

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	June 30, 2026	December 31, 2025
Raw materials	$32.2	$30.6
Work-in-progress	37.5	35.3
Finished goods	124.1	117.2
Total inventories	$193.8	$183.1
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	June 30, 2026	December 31, 2025
Land and land improvements	$275.8	$266.5
Buildings, building improvements, and leasehold improvements	955.1	944.7
Buildings under construction	794.0	592.7
Furniture, equipment, and vehicles	517.3	493.6
Subtotal	2,542.2	2,297.5
Less—accumulated depreciation	(612.1)	(567.8)
Property, plant, and equipment, net	$1,930.1	$1,729.7
Depreciation expense for the six months ended June 30, 2026 and 2025 was $44.4 million and $40.5 million, respectively.
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
At our option, amounts borrowed under the 2025 Credit Agreement bear interest at either an adjusted Term Secured Overnight Financing Rate (Term SOFR) or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2025 Credit Agreement). To date, we have elected to calculate interest on the outstanding balance at an adjusted Term SOFR plus an applicable margin.
On April 25, 2025, we borrowed $200.0 million under the 2025 Credit Agreement, and used the funds to repay outstanding indebtedness under the 2022 Credit Agreement, as discussed below under the 2022 Credit Agreement.
During the second quarter of 2025, we paid down the entire $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of June 30, 2025. Our aggregate outstanding balance under the 2025 Credit Agreement remained zero as of June 30, 2026.
The 2025 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2026, we were in compliance with these covenants.
The interest expense reported in our consolidated statements of operations for the six months ended June 30, 2026 and 2025 relates to the 2025 Credit Agreement and 2022 Credit Agreement.

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
8. Share-Based Compensation
As of June 30, 2026, we have one shareholder-approved equity incentive plan: the United Therapeutics Corporation 2026 Stock Incentive Plan (the 2026 Plan), which was approved by our shareholders on June 26, 2026. The 2026 Plan replaced the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the Prior Plan). As of June 26, 2026, 3,913,730 shares were initially available for future grants, consisting of 2,413,730 shares that remained available for future grants under the Prior Plan and 1,500,000 newly authorized shares. In addition, as of June 30, 2026, 1,174 shares subject to outstanding Prior Plan awards had been canceled, expired, forfeited, or otherwise not issued or settled in cash and therefore became available for future grants under the 2026 Plan, and an additional 4,920,547 shares subject to outstanding awards under the Prior Plan may become available if those awards are canceled, expired, forfeited, or otherwise not issued or are settled in cash. No further awards may be granted under the Prior Plan, although awards previously granted under the Prior Plan remain outstanding in accordance with their terms. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2026 Plan, and we may grant RSUs to newly hired employees under the 2019 Inducement Plan. See the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
During the six months ended June 30, 2026 and 2025, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2028 and 2027, respectively. Additionally, during the six months ended June 30, 2026 and 2025, we issued RSUs to certain other employees with vesting conditions tied to the achievement of specified performance criteria during specified performance periods, with the latest performance period ending in 2028. Throughout each performance period, we reassess the probability of achieving the performance criteria and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of stock options and RSUs that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
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

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$12.8	$11.1	$24.3	$19.6
RSUs	29.7	26.0	51.2	49.4
STAP awards	—	—	—	(0.8)
ESPP	0.9	0.7	1.8	1.4
Total share-based compensation expense before tax	$43.4	$37.8	$77.3	$69.6
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
During the six months ended June 30, 2026 and 2025, in addition to time-based stock options, we granted 0.3 million performance-based stock options in each period with grant date fair values of $53.9 million and $38.0 million, respectively, calculated based on the assumed achievement of the relevant financial performance condition. During the three and six months ended June 30, 2026, we recorded $11.8 million and $22.3 million of share-based compensation expense, respectively, related to performance-based stock options, calculated based on the assumed levels of performance achievement, as compared to $10.3 million and $18.0 million for the same periods in 2025.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Expected term of awards (in years)	5.0	5.0
Expected volatility	32.5%	32.2%
Risk-free interest rate	3.9%	4.1%
Expected dividend yield	0.0%	0.0%
A summary of the activity and status of stock options under the Prior Plan and the 2026 Plan during the six-month period ended June 30, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2026	4,636,330	$166.11
Granted	289,956	536.12
Exercised	(1,390,672)	139.97
Forfeited	(565)	267.47
Outstanding as of June 30, 2026	3,535,049	$206.72	4.0	$1,184.6
Exercisable as of June 30, 2026	2,348,347	$143.57	2.4	$935.2
Unvested as of June 30, 2026	1,186,702	$331.68	6.9	$249.4
The weighted average fair value of a stock option granted during each of the six-month periods ended June 30, 2026 and June 30, 2025 was $190.42 and $110.11, respectively. These stock options have an aggregate grant date fair value of $55.2 million and $39.0 million, respectively. The total grant date fair value of stock options that vested during the six-month periods ended June 30, 2026 and June 30, 2025 was $36.7 million and $1.4 million, respectively.

Quarterly Report	15

Part I. Financial Information
Total share-based compensation expense related to stock options was recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$—	$—	$—	$—
Research and development	0.1	0.1	0.2	0.2
Selling, general, and administrative	12.7	11.0	24.1	19.4
Share-based compensation expense before taxes	12.8	11.1	24.3	19.6
Related income tax benefit	(0.3)	(0.2)	(0.5)	(0.4)
Share-based compensation expense, net of taxes	$12.5	$10.9	$23.8	$19.2
As of June 30, 2026, unrecognized compensation cost related to stock options was $84.2 million. Unvested outstanding stock options as of June 30, 2026 had a weighted average remaining vesting period of 2.2 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of options exercised	895,525	138,526	1,390,672	270,000
Cash received	$126.3	$18.1	$194.6	$34.7
Total intrinsic value of options exercised	$378.5	$23.7	$561.4	$52.8
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the six months ended June 30, 2026 and 2025, in addition to time-based RSUs, we granted 0.2 million performance-based RSUs in each period, with total grant date fair values of $88.7 million and $67.3 million, respectively, calculated based on the assumed achievement of the relevant financial and non-financial performance conditions. During the three and six months ended June 30, 2026, we recorded $10.2 million and $15.4 million of share-based compensation expense, respectively, related to performance-based RSUs, calculated based on the assumed levels of performance achievement, as compared to $9.8 million and $18.1 million for the same periods in 2025.
A summary of the activity with respect to, and status of, RSUs during the six-month period ended June 30, 2026 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	1,416,871	$252.86
Granted	303,513	521.14
Vested	(279,842)	235.19
Forfeited	(21,296)	279.83
Unvested as of June 30, 2026	1,419,246	$313.31
Total share-based compensation expense related to RSUs was recorded as follows (in millions):

16	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$1.1	$1.1	$2.1	$2.1
Research and development	10.3	7.6	15.2	14.3
Selling, general, and administrative	18.3	17.3	33.9	33.0
Share-based compensation expense before taxes	29.7	26.0	51.2	49.4
Related income tax benefit	(4.8)	(4.3)	(8.3)	(8.1)
Share-based compensation expense, net of taxes	$24.9	$21.7	$42.9	$41.3
As of June 30, 2026, unrecognized compensation cost related to the grant of RSUs was $242.0 million. Unvested outstanding RSUs as of June 30, 2026 had a weighted average remaining vesting period of 2.3 years.
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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$333.0	$309.5	$607.9	$631.7
Denominator:
Weighted average outstanding shares — basic	42.6	45.1	43.0	45.0
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	3.2	3.2	3.5	3.5
Weighted average shares — diluted(2)	45.8	48.3	46.5	48.5
Net income per common share:
Basic	$7.82	$6.86	$14.14	$14.04
Diluted	$7.27	$6.41	$13.07	$13.02

Stock options and RSUs excluded from calculation(2)	0.3	0.4	0.2	0.3
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.

Quarterly Report	17

Part I. Financial Information
2026 Share Repurchase
In March 2026, our Board of Directors approved a share repurchase program authorizing up to $2.0 billion in aggregate repurchases of our common stock (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract), which expires on March 9, 2027.
Pursuant to this authorization, we entered into two accelerated share repurchase agreements (the 2026 ASR agreements) with Citibank, N.A. (Citi) on March 9, 2026 to repurchase approximately $1.5 billion of our common stock in the aggregate.
Under the terms of the 2026 ASR agreements, comprised of a $750 million uncollared share repurchase agreement (the 2026 Uncollared ASR) and a $750 million collared share repurchase agreement (the 2026 Collared ASR), we made an aggregate upfront payment of $1.5 billion to Citi on March 11, 2026. Under the 2026 Uncollared ASR, we received an initial delivery of 992,120 shares of our common stock, representing approximately 70 percent of the total shares expected to be repurchased under the 2026 Uncollared ASR, measured based on the closing price of our common stock on March 9, 2026. Under the 2026 Collared ASR, we received an initial delivery of 708,657 shares of our common stock, representing approximately 50 percent of the total shares expected to be repurchased under the 2026 Collared ASR, measured based on the closing price of our common stock on March 9, 2026. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the 2026 Collared ASR, we received an additional 463,682 shares of our common stock on March 30, 2026. The final settlement of the 2026 Uncollared ASR occurred in June 2026, and we received an additional 378,936 shares of our common stock upon settlement. The final settlement of the 2026 Collared ASR occurred in August 2026, and we received 215,948 shares of our common stock upon settlement. In total, we repurchased 2,759,343 shares of our common stock under the 2026 ASR agreements, of which 2,543,395 were held as treasury stock in our consolidated balance sheets as of June 30, 2026.
The final number of shares that we ultimately repurchased pursuant to the 2026 Uncollared ASR was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the 2026 Uncollared ASR.
The final number of shares that we ultimately repurchased pursuant to the 2026 Collared ASR was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the 2026 Collared ASR. Under the 2026 Collared ASR, the number of shares repurchased was also subject to a collar provision establishing the minimum and maximum numbers of shares to be repurchased.
Shares of our common stock received under the 2026 ASR agreements, including the initial share delivery, the shares received upon completion of the hedging period under the 2026 Collared ASR, and the shares received upon the final settlement of the 2026 Uncollared ASR, reduced the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The shares received upon final settlement of the 2026 Collared ASR will reduce the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share during the third quarter of 2026. The initial repurchase of our common stock under the 2026 ASR agreements was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. The hedging period under the 2026 Collared ASR was classified as part of the unsettled forward contract at inception and was equity classified upon settlement on March 30, 2026. The final settlements of the transactions under the 2026 ASR agreements were accounted for as unsettled forward contracts indexed to our common stock until the final settlements occurred. The forward contracts related to the 2026 ASR agreements were equity classified, in accordance with ASC 815, Derivatives and Hedging, through final settlement. As of June 30, 2026, the final settlement of the 2026 Collared ASR had not occurred and the related forward contract remained unsettled and equity classified. During the six months ended June 30, 2026, we recorded a liability of $5.4 million for an excise tax imposed under the Inflation Reduction Act of 2022 (IRA) as a result of our repurchase of shares under the 2026 ASR agreements.
As of June 30, 2026, $500 million remained available under the share repurchase program authorized by our Board for purchases through March 9, 2027.
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

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
Shares of our common stock received under the 2025 ASR agreements, including the initial share delivery, the shares received upon completion of the hedging period under the 2025 Collared ASR, and the shares received upon the final settlements of the 2025 ASR agreements, reduced outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The initial repurchase of our common stock under the 2025 ASR agreements was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. The hedging period under the 2025 Collared ASR was classified as part of the unsettled forward contract at inception and was equity classified upon settlement on August 25, 2025. The final settlements of the 2025 ASR agreements were accounted for as unsettled forward contracts indexed to our common stock until the final settlement occurred. The forward contracts related to the 2025 ASR agreements were equity classified, in accordance with ASC 815, Derivatives and Hedging, through final settlement. Excise taxes imposed under the IRA as a result of our 2025 ASR agreements were $1.8 million.
10. Income Taxes
Our effective income tax rate (ETR) for the six months ended June 30, 2026 and 2025 was 12 percent and 24 percent, respectively. Our ETR for the six months ended June 30, 2026 decreased compared to our ETR for the six months ended June 30, 2025 primarily due to increased excess tax benefits from share-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes provisions that allow both the immediate deduction of domestic research and experimental expenditures and the full expensing of the cost of certain qualifying assets in the year placed in service. The impacts of the OBBBA were reflected in our consolidated financial statements beginning in the period of enactment and continue to be reflected in the period ended June 30, 2026, resulting in decreases to both our deferred tax assets and cash tax liabilities. The OBBBA provisions did not have a material impact on our ETR for the period ended June 30, 2026.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2026 and December 31, 2025, our unrecognized tax benefits, including related interest, were approximately $34.6 million and $28.7 million, respectively.
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

Part I. Financial Information
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other sources of revenues were as follows (in millions):

	Three Months Ended June 30,
2026	Tyvaso DPI	Nebulized Tyvaso	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$326.6	$126.0	$126.3	$125.7	$65.2	$6.7	$6.8	$783.3
Cost of sales(1)	51.1	8.9	17.4	6.1	2.0	3.0	11.0	99.5
Gross profit (loss)	$275.5	$117.1	$108.9	$119.6	$63.2	$3.7	$(4.2)	$683.8

2025
Total revenues	$315.2	$154.4	$134.7	$123.9	$58.4	$6.5	$5.5	$798.6
Cost of sales(1)	48.5	5.6	14.3	6.7	2.8	2.7	7.0	87.6
Gross profit (loss)	$266.7	$148.8	$120.4	$117.2	$55.6	$3.8	$(1.5)	$711.0

	Six Months Ended June 30,
2026	Tyvaso DPI	Nebulized Tyvaso	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$656.9	$253.2	$252.9	$261.3	$118.8	$9.6	$12.1	$1,564.8
Cost of sales(1)	134.3	17.5	33.5	13.5	7.0	4.0	23.1	232.9
Gross profit (loss)	$522.6	$235.7	$219.4	$247.8	$111.8	$5.6	$(11.0)	$1,331.9

2025
Total revenues	$617.7	$318.2	$272.9	$244.6	$116.6	$12.5	$10.5	$1,593.0
Cost of sales(1)	96.6	14.1	28.1	15.0	8.0	5.3	13.0	180.1
Gross profit (loss)	$521.1	$304.1	$244.8	$229.6	$108.6	$7.2	$(2.5)	$1,412.9
(1)During the three and six months ended June 30, 2026, we recorded $19.2 million and $64.1 million of inventory reserve expense, respectively, as compared to $6.5 million and $15.5 million for the same periods in 2025. Tyvaso DPI inventory reserve expense accounts for $7.9 million and $47.1 million of the total inventory reserve expense recorded during the three and six months ended June 30, 2026, respectively, as compared to $5.1 million and $10.8 million for the same periods in 2025. The Tyvaso DPI inventory reserve expense increased in the three and six months ended June 30, 2026 primarily because we recorded estimated losses of $7.5 million and $34.3 million, respectively, related to a commercial supply agreement. This agreement is intended to provide us with sufficient inventory to meet the needs of our patients.
(2)Total revenues and cost of sales include sales of infusion devices, including the Remunity® and RemunityPRO® Pumps.
Geographic revenues are determined based on the country to which our products are shipped. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

20	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Three Months Ended June 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$326.6	$—	$326.6	$314.8	$0.4	$315.2
Nebulized Tyvaso	109.7	16.3	126.0	140.5	13.9	154.4
Total Tyvaso	436.3	16.3	452.6	455.3	14.3	469.6
Remodulin(1)	99.4	26.9	126.3	113.7	21.0	134.7
Orenitram	125.7	—	125.7	123.9	—	123.9
Unituxin	59.0	6.2	65.2	55.4	3.0	58.4
Adcirca	6.7	—	6.7	6.5	—	6.5
Other	6.5	0.3	6.8	5.0	0.5	5.5
Total revenues	$733.6	$49.7	$783.3	$759.8	$38.8	$798.6

	Six Months Ended June 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$656.9	$—	$656.9	$617.3	$0.4	$617.7
Nebulized Tyvaso	222.3	30.9	253.2	279.1	39.1	318.2
Total Tyvaso	879.2	30.9	910.1	896.4	39.5	935.9
Remodulin(1)	208.2	44.7	252.9	233.9	39.0	272.9
Orenitram	261.3	—	261.3	244.6	—	244.6
Unituxin	108.0	10.8	118.8	112.3	4.3	116.6
Adcirca	9.6	—	9.6	12.5	—	12.5
Other	11.5	0.6	12.1	9.7	0.8	10.5
Total revenues	$1,477.8	$87.0	$1,564.8	$1,509.4	$83.6	$1,593.0
(1) Net product sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributor 1	48%	51%	50%	51%
Distributor 2	37%	36%	36%	35%
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

Quarterly Report	21

Part I. Financial Information
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
We accrued a liability of $71.1 million during 2024, an additional $3.0 million during 2025, and an additional $1.6 million during 2026 through the second quarter, reflecting, in the aggregate, the damages and prejudgment interest amounts awarded in the final judgment, as well as post-judgment interest accrued through June 30, 2026. We currently do not expect that the amount of any loss in excess of these accruals would be material to our financial results; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the amount of post-judgment interest, and the outcome of appeals. We recorded this liability within other non-current liabilities in our consolidated balance sheets.
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
We have an ongoing patent infringement lawsuit against Liquidia, which was originally filed on September 5, 2023 in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patent No. 10,716,793 (the ’793 patent), a patent related to Tyvaso with an expiration date in May 2027 that was later invalidated as a result of an IPR proceeding, and therefore is no longer at issue in this litigation. On November 30, 2023, we filed an amended complaint to assert a new patent: U.S. Patent No. 11,826,327 (the ’327 patent), which expires February 3, 2042 and is the only patent remaining at issue in the case. The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. Trial took place in June 2025, and the parties are awaiting the court’s decision. If we prevail in this lawsuit, we believe that we will be entitled to a court order requiring Liquidia to remove the PH-ILD indication from Yutrepia’s product labeling, and that we may also be entitled to damages.
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
On April 21, 2025, Liquidia filed a lawsuit against us in the U.S. District Court for the Middle District of North Carolina, alleging that Tyvaso DPI infringes U.S. Patent No. 10,898,494 (the ’494 patent). This patent’s claims are directed to the treatment of pulmonary hypertension by administering specified amounts of treprostinil via a dry powder inhaler in a specified number of breaths. The patent expires May 5, 2037. Liquidia seeks damages and attorneys’ fees. We filed a motion to dismiss or, alternatively, a motion to stay the case based on the argument that we co-own the asserted patent based on Liquidia’s and Dr.

22	United Therapeutics, a public benefit corporation

Part I. Financial Information
Roscigno’s alleged trade secret misappropriation subject to the pending North Carolina state court litigation. The court granted our motion to stay and denied the motion to dismiss. We filed a motion to extend the stay on April 20, 2026, which Liquidia opposed, and the court granted our motion on May 20, 2026. The case is currently stayed pending the outcome of the North Carolina state court trade secret litigation described above.
On May 9, 2025, we filed a lawsuit against Liquidia in the U.S. District Court for the Middle District of North Carolina, alleging that Yutrepia infringes U.S. Patent No. 11,357,782. This patent claims a method of treating pulmonary hypertension using inhaled treprostinil delivered using a specified dosage regimen. The patent expires May 14, 2027. We moved for a preliminary injunction, but the court denied that motion. Liquidia moved to dismiss or, alternatively, transfer the case to the U.S. District Court for the District of Delaware. The court denied Liquidia’s motion. Liquidia filed a counterclaim alleging improper listing of the asserted patent in the Orange Book. We filed a motion to dismiss Liquidia’s counterclaim, and the parties are awaiting the court’s decision. We plan to continue to vigorously enforce our intellectual property rights related to Tyvaso DPI and Nebulized Tyvaso. In addition, we believe we have meritorious defenses and intend to vigorously defend ourselves against the claims made by Liquidia in its patent infringement lawsuit against us.
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

Quarterly Report	23

Part I. Financial Information
September 23, 2025, the court dismissed both lawsuits with prejudice. On October 20, 2025, Humana and United each appealed the court’s decision to the Appellate Court of Maryland, and those appeals are currently pending.
We intend to continue to vigorously defend ourselves against the claims made in these lawsuits.
Litigation with Boehringer Ingelheim
Following the announcement of our successful TETON-1 clinical study of Nebulized Tyvaso in patients with idiopathic pulmonary fibrosis (IPF), a number of pharmaceutical sales representatives left Boehringer Ingelheim Pharmaceuticals, Inc. (Boehringer) to join our sales force to promote Nebulized Tyvaso for PH-ILD, and to prepare for the eventual launch of Nebulized Tyvaso for the treatment of IPF following the anticipated FDA approval of this indication.
On July 17, 2026, Boehringer filed a complaint against us with the Court of Chancery of the State of Delaware, alleging that our hiring of former Boehringer sales representatives was part of a campaign to “raid” Boehringer’s interstitial lung disease sales force, and to procure and exploit Boehringer’s trade secrets. Boehringer’s complaint alleges misappropriation of trade secrets, aiding and abetting breaches of fiduciary duty of loyalty, and tortious interference with contracts. Boehringer seeks injunctive relief, monetary damages, and an award of attorneys’ fees and costs.
We believe we have meritorious defenses to these claims, and we intend to vigorously defend ourselves against the claims made in this lawsuit. Boehringer is one of only two pharmaceutical companies marketing branded IPF drugs, and controls two of the three branded IPF drugs approved in the United States. In expanding our sales force to address the PH-ILD market (which includes patients with underlying IPF), it is natural that Boehringer sales representatives would be among those qualified for these new positions at our company. We did not engage in a campaign to “raid” Boehringer’s sales force, and we have no interest in Boehringer’s alleged trade secrets. To the contrary, we explicitly instructed the former Boehringer employees not to use, disclose, or retain any such information.
13. Asset Acquisition
On July 1, 2026, we acquired all of the outstanding equity of Thymmune Therapeutics, Inc. (Thymmune), a preclinical-stage company developing scalable, regenerative thymic cell therapies for the potential treatment of post-transplant organ tolerance, immunodeficiencies, and autoimmune diseases, in exchange for an upfront cash payment of approximately $140.0 million, subject to customary purchase price adjustments. In addition to the upfront payment, the consideration for the acquisition includes potential earnout consideration, payable in cash to former Thymmune equityholders, of up to $160.0 million in the aggregate based on the timely achievement of specified clinical and regulatory milestones for Thymmune's lead program (THY-100), consisting of (1) a potential payment of up to $60.0 million if the first patient is dosed in the initial human clinical trial of THY-100 on or before December 31, 2028; and (2) a potential payment of $100.0 million if the FDA accepts a Biologics License Application for THY-100 for review on or before December 31, 2031.
We expect to account for the transaction during the third quarter of 2026 as an asset acquisition, as substantially all of the fair value of the assets acquired is concentrated in a single in-process research and development (IPR&D) asset. We expect to allocate substantially all of the upfront consideration to the IPR&D and to record the expense within research and development in our consolidated statements of operations during the third quarter of 2026. The purchase price allocated to the IPR&D asset is not deductible for tax purposes and is expected to be capitalized into the tax basis of the equity acquired.

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
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); our patent and trade secret litigation with Liquidia Technologies, Inc. (Liquidia) related to Yutrepia; Liquidia’s patent lawsuit against us related to Tyvaso DPI; our litigation with Humana Inc., United Healthcare Services, Inc., MSP Recovery Claims, Series LLC, and related entities; and the lawsuit filed against us by Boehringer Ingelheim Pharmaceuticals, Inc.;
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through June 30, 2026, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil was made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the Smiths Medical CADD MS-3 pump. In addition, Liquidia has announced it is supporting efforts to develop a new subcutaneous infusion system for its generic treprostinil product. See Note 12—Litigation, to our consolidated financial statements included in this Report.

26	United Therapeutics, a public benefit corporation

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
We are engaged in patent litigation with Liquidia concerning Yutrepia. Specifically, we allege that Yutrepia infringes a patent we own covering the treatment of PH-ILD to improve exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. If we are successful in this litigation, we believe Liquidia will be required to remove PH-ILD as a labeled indication for Yutrepia until the expiration of our patent in February 2042. We are also engaged in litigation with Liquidia alleging trade secret misappropriation. In this case, we allege that a former executive of ours misappropriated trade secrets related to Tyvaso when he utilized them as an executive of Liquidia to aid in the development of Yutrepia. Finally, we are engaged in separate litigation against Liquidia alleging that Yutrepia infringes a patent that claims a method of treating pulmonary hypertension using inhaled treprostinil delivered using a specified dosage regimen. This patent expires in May 2027.
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
General
We intend to vigorously enforce our intellectual property rights related to our products. However, we may not prevail in defending our patent rights, and additional challenges from other ANDA filers or other challengers may surface with respect to our products. Our patents have in the past been, and could in the future be, invalidated, found unenforceable, or found not to cover one or more generic forms of our products. If another ANDA filer or filer of a 505(b)(2) NDA for a branded treprostinil product were to receive approval to sell its treprostinil product and/or prevail in any patent litigation, our affected product(s) would become subject to increased competition. Patent expiration, patent litigation, and competition from generic or other branded treprostinil manufacturers could have a further adverse impact on our treprostinil-based product revenues, our profits, and our stock price. These potential effects are inherently difficult to predict, and could be significant. For additional discussion, see the risk factor entitled, Limitations on our intellectual property rights may limit our ability to prevent third parties from competing with our products, and we may not prevail in litigation to enforce or defend those rights, contained in Part II, Item 1A—Risk Factors included in this Report.
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
Research and Development
Our research and development expenses primarily include costs associated with the research and development of new products, new indications for existing products, and various post-marketing research activities. These costs also include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs, and costs associated with payments to third-party contract manufacturers before FDA approval of the relevant product. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development, and adjustments to the fair value of our contingent consideration obligations. We do not track fully burdened research and development expenses by individual product candidate.
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
Share-Based Compensation
Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation 2026 Stock Incentive Plan (the 2026 Plan), and we may grant restricted stock units to newly hired employees under our 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan). The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods. The fair value of stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Historically, we granted awards under our United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the Prior Plan), including during the six months ended June 30, 2026, and our Share Tracking Awards Plan (the STAP). The 2026 Plan replaced the Prior Plan and no further awards may be granted under the Prior Plan, although awards previously granted under the Prior Plan remain outstanding in accordance with their terms. Issuance of awards under the STAP was discontinued in 2015 and all remaining outstanding STAP awards were exercised during the first quarter of 2025.
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

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON-1 and TETON-2 studies successful; sNDA submitted to the FDA	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON-PPF study	Worldwide
Ralinepag Tablets (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study successful; NDA submitted to the FDA	Worldwide
Ralinepag DPI	Inhaled	PAH, PH-ILD, IPF, PPF	Pre-IND non-clinical testing for PAH program	Worldwide
Treprostinil SMI	Inhaled	PAH, PH-ILD, IPF, PPF	Pivotal pharmacokinetic studies for PAH and PH-ILD ongoing	Worldwide
Treprostinil SMI	Inhaled	PH-COPD	Preparing IND for phase 2 study	Worldwide
Treprostinil-Iloprost SMI	Inhaled PRN	PAH	Preparing IND for phase 1 study	Worldwide
Triple Combination Therapy	Oral	PAH	Formulation development and dosage design complete; planning pre-IND engagement with the FDA	Worldwide
Nebulized Tyvaso — TETON Studies
In September 2025, we announced that the TETON-2 phase 3 study of Nebulized Tyvaso in patients with IPF met its primary efficacy endpoint of demonstrating improvement in absolute forced vital capacity (FVC) relative to placebo. Nebulized Tyvaso demonstrated superiority over placebo for the change in absolute FVC by 95.6 mL (Hodges-Lehmann [H-L] estimate, p<0.0001) from baseline to week 52 in patients with IPF.
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
Integrated analyses of TETON-1 and TETON-2 showed statistically significant treatment effects compared to placebo from baseline to week 52 for the primary endpoint of change in absolute FVC by 111.8 mL (H-L estimate, p <0.0001) and most secondary endpoints, including time to first clinical worsening and first acute exacerbation of IPF and changes in percent predicted FVC, K-BILD score, and DLCO. Overall survival at week 52 trended in favor of Nebulized Tyvaso but did not meet statistical significance. Data from the TETON-1 study, and combined analyses of data from the TETON-1 and TETON-2 studies, were published in The New England Journal of Medicine in May 2026.
The TETON-2 study enrolled 597 patients and was conducted outside the United States and Canada. TETON-1 enrolled 598 patients in the United States and Canada. Treatment with Nebulized Tyvaso in these studies was well-tolerated, and the safety profile was consistent with previous Tyvaso studies and known prostacyclin-related adverse events. No new safety signal was seen in either study. Benefits of Nebulized Tyvaso were observed across all subgroups, such as use of background therapy (nintedanib, pirfenidone, or no background therapy), smoking status, and supplemental oxygen use. In June 2026, we submitted a supplemental NDA (sNDA) to the FDA to add IPF to the labeled indications for Nebulized Tyvaso. We believe there are approximately 100,000 IPF patients in the United States.
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

Quarterly Report	29

Part I. Financial Information
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
Treprostinil-Iloprost SMI
We are developing a fixed-dose, drug-device combination product consisting of treprostinil and iloprost solution and an SMI. We are targeting this product for pro re nata (PRN), or “as-needed,” use for PAH patients whose primary therapy is either an oral or inhaled prostacyclin-class therapy who may from time to time need a bridge between doses due to exercise activity. Iloprost is a prostacyclin-class therapy that is approved by the FDA to treat PAH via nebulized inhalation solution. Based on a preclinical research study, we believe there may be beneficial synergies when treprostinil and iloprost are dosed together on a PRN basis. We have completed pre-IND engagement with the FDA and are in the process of preparing an IND. Once the IND is cleared, we plan to proceed to a phase 1 pharmacokinetics and safety study in healthy volunteers, and eventually, a pivotal efficacy study in PAH patients.
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
In June 2026, we submitted an NDA to the FDA seeking approval to market ralinepag extended-release tablets for PAH. If approved and launched, we expect ralinepag’s once-daily dosing profile to position it favorably compared with Uptravi (selexipag), which is a twice-daily IP-receptor agonist marketed by Johnson & Johnson for the treatment of PAH. In 2025, Johnson & Johnson reported global sales of Uptravi of over $1.9 billion, including over $1.5 billion in U.S. sales, reflecting a growth rate of approximately 5 percent over 2024.

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
Triple Combination Therapy
We are developing an oral triple combination therapy consisting of ralinepag, an endothelin receptor antagonist (ERA), and a PDE-5 inhibitor. We have completed formulation development and dosage design work and plan to engage with the FDA on our proposed clinical development strategy. Our triple combination therapy is intended to provide a convenient means of dosing patients with existing first-line oral therapies for PAH (an ERA and a PDE-5 inhibitor), along with once-daily ralinepag.
Ralinepag DPI
We are developing a dry powder inhalation (DPI) version of ralinepag. In August 2025, we exercised the option under our license and collaboration agreement with MannKind Corp. to develop ralinepag DPI utilizing the dry powder formulation technology used to manufacture Tyvaso DPI. We believe the half-life of ralinepag may support once-daily dosing of ralinepag DPI. We are currently in the process of conducting IND-enabling non-clinical studies. In parallel, we are planning a phase 1 study in healthy volunteers to assess dosing and pharmacokinetic comparability with ralinepag extended-release tablets, which will inform a pivotal study in PAH patients to further assess safety and pharmacokinetic comparability. We initially intend to seek FDA approval of ralinepag DPI for PAH. We also plan to seek approval for PH-ILD, IPF, and PPF, which will require us to file separate INDs, and conduct additional clinical studies assessing safety and efficacy in patients with these conditions. Under the terms of our expanded agreement with MannKind, we will pay MannKind up to $35 million in development milestones and a 10 percent royalty on net sales of ralinepag DPI. Under our license agreement with Arena Pharmaceuticals Inc. (now owned by Pfizer Inc.), we will be obligated to pay a $250.0 million milestone payment upon FDA approval of ralinepag DPI, and a low double-digit, tiered royalty on net sales. We are constructing a manufacturing facility in Research Triangle Park, North Carolina, which we plan to use to manufacture ralinepag DPI.
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
Xenotransplantation
Our xenotransplantation program includes three development-stage organ products known as “xenografts,” which are intended to be transplanted from gene-edited pigs into humans.
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

Quarterly Report	31

Part I. Financial Information
efficacy seamlessly without moving through separate phase 1, phase 2, and phase 3 studies that are typically associated with conventional drug approvals. The first transplant in this study occurred in the fourth quarter of 2025, and the study is ongoing.
In July 2025, we submitted an IND to the FDA related to our anticipated EXTEND clinical study of our UThymoKidney product. In August 2025, the FDA cleared this IND, enabling us to commence this study, which we expect will be similar in size and scope to the EXPAND study described above. In May 2026, the FDA granted clearance under our IND to proceed with a clinical study of our UHeart product. The study, which is known as the EXPRESS study, is expected to enroll an initial cohort of up to two adult patients with advanced heart failure. Following FDA review of available safety and efficacy data from the initial two transplants, the study may then be further expanded, with the intent to support a BLA with the FDA.
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
Regenerative Medicine
•Miromatrix. In December 2023, we acquired Miromatrix Medical Inc. (Miromatrix), a company based in Minnesota focused on the development of new technologies for generating manufactured kidney and liver alternatives composed of human primary cells. The development-stage Miromatrix external liver assist product, called miroliverELAP®, uses a decellularized porcine liver matrix that has been seeded with human-derived cells and an extracorporeal blood circuit to maintain liver support in patients experiencing acute liver failure. Miromatrix first used its decellularization technology to successfully develop two acellular products, MiroMesh® and MiroDerm®, which received FDA 510(k) clearance for hernia repair and wound care applications, respectively, and which were later spun off by Miromatrix. In January 2026, we announced that Miromatrix completed a phase 1 study of miroliverELAP in patients with acute liver failure. This study, which was the first human clinical trial of a manufactured organ alternative, met its primary endpoint. Miromatrix is planning to commence a phase 2 study, and the FDA has granted miroliverELAP Regenerative Medicine Advanced Therapy designation. Miromatrix is also developing miroliver®, a fully implantable manufactured liver alternative product, and mirokidney®, a fully implantable manufactured kidney alternative product, both of which are based on decellularized porcine organ scaffolds that have been reseeded with human-derived cells. Initially the Miromatrix products are intended to be made with cells from a human donor other than the recipient (also called “allogeneic” cells), requiring the use of standard immunosuppression protocols. Future versions may be based on the patient’s own cells (known as “autologous” cells), reducing or eliminating the need for immunosuppression drugs.
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

32	United Therapeutics, a public benefit corporation

Part I. Financial Information
Our wholly owned subsidiary, Lung Bioengineering Inc., provides commercial EVLP services on a fee-for-service basis to transplant centers through dedicated facilities located in Silver Spring, Maryland and Jacksonville, Florida, using the XPS System. In June 2026, Lung Bioengineering obtained FDA approval of a premarket approval application (PMA) for another centralized EVLP technology known as the LungFX™ system (formerly referred to as the Centralized Lung Evaluation System, or CLES). LungFX is the first device approved for centralized EVLP for donor organs not otherwise used for transplant. Lung Bioengineering expects to add LungFX to its commercially available services in 2027.
Over 800 patients have received lung transplants following use of our centralized EVLP services.
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
Thymic Immune Restoration
In July 2026, we acquired Thymmune Therapeutics, Inc. (Thymmune), a preclinical-stage company developing scalable, regenerative thymic cell therapies for the potential treatment of post-transplant organ tolerance, immunodeficiencies, and autoimmune diseases.
The thymus is a critical organ for the development and proper function of key parts of the immune system, including training T-cells, which are essential for fighting infections and other diseases. Thymmune has a proprietary process for converting human-induced pluripotent stem cells into thymic cells, which — once inside the body — are expected to mature into cell types that can restore healthy T-cell function.
Thymmune’s lead candidate, THY-100, is in preclinical development for congenital athymia, an ultra-rare and life-threatening condition in which infants are born without a functional thymus. Animal studies have shown that treatment with THY-100 results in the in vivo formation of a neo-thymus that is capable of facilitating T-cell development. The clinical proof of concept and further development of THY-100 have the potential to broaden thymic regenerative medicine approaches for transplant tolerance, serious immune-mediated diseases, and enhanced longevity for older adults with diminished T-cell function.
Under our agreement to acquire Thymmune, we will be obligated to pay former Thymmune equityholders up to $160.0 million in the aggregate upon the timely achievement of specified clinical and regulatory milestones for THY-100, consisting of (1) a potential payment of up to $60.0 million if the first patient is dosed in the initial human clinical trial of THY-100 on or before December 31, 2028; and (2) a potential payment of $100.0 million if the FDA accepts a Biologics License Application for THY-100 for review on or before December 31, 2031.
Future Prospects
We anticipate that revenue growth over the near-term will be driven primarily by: (1) continued growth in sales of Tyvaso DPI; (2) growth in the number of PH-ILD patients prescribed Tyvaso DPI and Nebulized Tyvaso; (3) the launch of ralinepag extended-release tablets for PAH, following FDA approval; (4) the launch of Nebulized Tyvaso for IPF, following FDA approval; (5) FDA approval and launch of treprostinil SMI; (6) continued growth in the number of patients prescribed Orenitram; and (7) modest price increases for some of our products. We believe that additional revenue growth in the medium- and longer-term will be driven by the additional products and indications described above under Research and Development.
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

Quarterly Report	33

Part I. Financial Information
new indications for existing products; (5) the competition we face within our industry, including competition from generic companies, competition from Winrevair and Yutrepia, which launched in the United States in 2024 and 2025, respectively, and the potential launch of new branded and generic therapies for PAH, PH-ILD, IPF, and/or PPF, such as Insmed Incorporated’s treprostinil palmitil inhalation powder (TPIP); (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Report.
We have budgeted approximately $180 million for capital expenditures for the period July 1, 2026 through the end of 2028 to construct additional facilities to support the development and commercialization of our products and technologies. This amount is primarily dedicated to (a) construction of a new manufacturing facility in RTP that we intend to use to manufacture ralinepag DPI; and (b) construction of clinical-scale DPF facilities in Stewartville, Minnesota and Houston, Texas. We plan to fund these capital expenditures using cash on hand.
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
We operate in a highly competitive market in which several large pharmaceutical companies control many of the available PAH therapies, including Merck, which received FDA approval for Winrevair (sotatercept-csrk) to treat PAH in March 2024. These pharmaceutical companies are well established in the market and possess greater financial, technical, and marketing resources than we do. In addition, Yutrepia was approved by the FDA in May 2025 for treatment of PAH and PH-ILD, and the product was launched commercially in June 2025. Competition from these products has adversely affected our treprostinil-based product sales, and competition from these and any future approved products could materially adversely affect our revenues. Despite this increase in competition, we believe revenues from our existing product portfolio will grow, particularly given the addressable U.S. market opportunity for Tyvaso DPI and Nebulized Tyvaso in patients with PH-ILD. In addition, with the successful results of our ADVANCE OUTCOMES, TETON-1, and TETON-2 studies, we anticipate FDA approval of ralinepag extended-release tablets for PAH and Nebulized Tyvaso for IPF in the near-term, providing the opportunity for significant revenue through the end of the decade and beyond.
Results of Operations
Three and Six Months Ended June 30, 2026 and June 30, 2025
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Net product sales:
Tyvaso DPI	$326.6	$315.2	$11.4	4%	$656.9	$617.7	$39.2	6%
Nebulized Tyvaso	126.0	154.4	(28.4)	(18)%	253.2	318.2	(65.0)	(20)%
Total Tyvaso	452.6	469.6	(17.0)	(4)%	910.1	935.9	(25.8)	(3)%
Remodulin(1)	126.3	134.7	(8.4)	(6)%	252.9	272.9	(20.0)	(7)%
Orenitram	125.7	123.9	1.8	1%	261.3	244.6	16.7	7%
Unituxin	65.2	58.4	6.8	12%	118.8	116.6	2.2	2%
Adcirca	6.7	6.5	0.2	3%	9.6	12.5	(2.9)	(23)%
Other	6.8	5.5	1.3	24%	12.1	10.5	1.6	15%
Total revenues	$783.3	$798.6	$(15.3)	(2)%	$1,564.8	$1,593.0	$(28.2)	(2)%
(1)Net product sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
Total Tyvaso net product sales decreased four percent to $452.6 million for the three months ended June 30, 2026, and three percent to $910.1 million for the six months ended June 30, 2026, as compared to $469.6 million and $935.9 million for the same periods in 2025, respectively, driven by a decrease in Nebulized Tyvaso net product sales, partially offset by growth in Tyvaso DPI net product sales.
Tyvaso DPI net product sales increased for the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily due to an increase in quantities sold of $6.9 million and $22.9 million, respectively, and a price increase of $9.4 million and $20.9 million, respectively, partially offset by higher gross-to-net deductions.
Nebulized Tyvaso net product sales decreased for the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily due to a decrease in U.S. quantities sold of $37.6 million and $70.9 million, respectively, partially offset by a price increase.
Remodulin net product sales decreased for the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily due to a decrease in U.S. quantities sold of $12.3 million and $23.4 million, respectively, partially offset by an increase in international Remodulin net product sales.
We believe the availability of competitive therapies negatively impacted sales of Nebulized Tyvaso, Tyvaso DPI, and Remodulin for the three and six months ended June 30, 2026.
Orenitram net product sales increased for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase in quantities sold of $12.2 million.

The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Three Months Ended June 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$326.6	$—	$326.6	$314.8	$0.4	$315.2
Nebulized Tyvaso	109.7	16.3	126.0	140.5	13.9	154.4
Total Tyvaso	436.3	16.3	452.6	455.3	14.3	469.6
Remodulin(1)	99.4	26.9	126.3	113.7	21.0	134.7
Orenitram	125.7	—	125.7	123.9	—	123.9
Unituxin	59.0	6.2	65.2	55.4	3.0	58.4
Adcirca	6.7	—	6.7	6.5	—	6.5
Other	6.5	0.3	6.8	5.0	0.5	5.5
Total revenues	$733.6	$49.7	$783.3	$759.8	$38.8	$798.6

	Six Months Ended June 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$656.9	$—	$656.9	$617.3	$0.4	$617.7
Nebulized Tyvaso	222.3	30.9	253.2	279.1	39.1	318.2
Total Tyvaso	879.2	30.9	910.1	896.4	39.5	935.9
Remodulin(1)	208.2	44.7	252.9	233.9	39.0	272.9
Orenitram	261.3	—	261.3	244.6	—	244.6
Unituxin	108.0	10.8	118.8	112.3	4.3	116.6
Adcirca	9.6	—	9.6	12.5	—	12.5
Other	11.5	0.6	12.1	9.7	0.8	10.5
Total revenues	$1,477.8	$87.0	$1,564.8	$1,509.4	$83.6	$1,593.0
(1) Net product sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.

Quarterly Report	35

Part I. Financial Information
Gross-to-Net Deductions
We recognize revenues net of: (1) rebates and chargebacks; (2) prompt pay discounts; (3) allowance for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are primarily based on estimates reflecting historical experiences as well as contractual and statutory requirements. We currently estimate our allowance for sales returns using reports from our distributors. The tables below present a reconciliation of the accounts associated with these gross-to-net deductions (in millions):

	Three Months Ended June 30, 2026
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2026	$229.4	$5.7	$1.3	$11.5	$247.9
Provisions attributed to sales in:
Current period	138.7	18.1	0.2	10.4	167.4
Prior periods	(6.2)	—	0.4	0.4	(5.4)
Payments or credits attributed to sales in:
Current period	(21.1)	(12.1)	—	(2.0)	(35.2)
Prior periods	(89.5)	(5.7)	(0.9)	(8.3)	(104.4)
Balance, June 30, 2026	$251.3	$6.0	$1.0	$12.0	$270.3

	Three Months Ended June 30, 2025
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2025	$158.8	$6.3	$1.3	$11.4	$177.8
Provisions attributed to sales in:
Current period	127.8	18.6	0.3	10.7	157.4
Prior periods	(3.5)	—	0.2	(0.1)	(3.4)
Payments or credits attributed to sales in:
Current period	(22.7)	(11.3)	—	(1.9)	(35.9)
Prior periods	(86.6)	(6.3)	(0.2)	(8.2)	(101.3)
Balance, June 30, 2025	$173.8	$7.3	$1.6	$11.9	$194.6

	Six Months Ended June 30, 2026
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2026	$238.9	$6.3	$1.4	$11.7	$258.3
Provisions attributed to sales in:
Current period	276.1	36.3	0.4	20.5	333.3
Prior periods	(6.6)	(0.2)	1.5	(0.5)	(5.8)
Payments or credits attributed to sales in:
Current period	(97.9)	(30.3)	—	(8.9)	(137.1)
Prior periods	(159.2)	(6.1)	(2.3)	(10.8)	(178.4)
Balance, June 30, 2026	$251.3	$6.0	$1.0	$12.0	$270.3

	Six Months Ended June 30, 2025
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2025	$140.8	$5.1	$2.2	$11.6	$159.7
Provisions attributed to sales in:
Current period	252.3	37.0	0.4	21.3	311.0
Prior periods	5.2	0.1	0.1	(0.4)	5.0
Payments or credits attributed to sales in:
Current period	(99.6)	(29.7)	—	(9.6)	(138.9)
Prior periods	(124.9)	(5.2)	(1.1)	(11.0)	(142.2)
Balance, June 30, 2025	$173.8	$7.3	$1.6	$11.9	$194.6

36	United Therapeutics, a public benefit corporation

Part I. Financial Information
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Category:
Cost of sales	$98.5	$86.6	$11.9	14%	$230.9	$178.2	$52.7	30%
Share-based compensation expense(1)	1.0	1.0	—	—%	2.0	1.9	0.1	5%
Total cost of sales	$99.5	$87.6	$11.9	14%	$232.9	$180.1	$52.8	29%
(1)See Share-Based Compensation below for discussion.
Cost of sales, excluding share-based compensation. The increase in cost of sales for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to an increase in inventory reserve expense. Of these increased amounts for the three- and six-month periods, $7.5 million and $34.3 million, respectively, related to estimated losses under a commercial supply agreement intended to provide sufficient Tyvaso DPI inventory to meet the needs of our patients.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Category:
External research and development(1)	$71.2	$62.4	$8.8	14%	$129.0	$119.6	$9.4	8%
Internal research and development(2)	54.0	55.9	(1.9)	(3)%	112.3	104.2	8.1	8%
Share-based compensation expense(3)	10.9	8.1	2.8	35%	16.3	15.0	1.3	9%
Other(4)	10.2	7.6	2.6	34%	26.9	44.2	(17.3)	(39)%
Total research and development expense	$146.3	$134.0	$12.3	9%	$284.5	$283.0	$1.5	1%
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
(3)See Share-Based Compensation below for discussion.
(4)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products and adjustments to the fair value of our contingent consideration obligations.
Research and development, excluding share-based compensation. The increase in research and development expense for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to: (1) an increase in expenditures related to cardiopulmonary treatment projects; and (2) an increase in the fair value of our contingent consideration obligations for manufactured organ and organ alternative projects obtained through acquisition.
The increase in research and development expense for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to: (1) an increase in expenditures related to cardiopulmonary treatment projects; and (2) an increase in personnel expense due to growth in headcount, partially offset by a decrease in milestone payments for drug delivery device technologies.

Quarterly Report	37

Part I. Financial Information
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Category:
General and administrative(1)	$137.9	$131.1	$6.8	5%	$265.8	$250.6	$15.2	6%
Impairment of property, plant, and equipment (PP&E)	—	21.7	(21.7)	(100)%	—	21.7	(21.7)	(100)%
Sales and marketing	37.3	31.0	6.3	20%	66.0	57.6	8.4	15%
Share-based compensation expense(2)	31.5	28.7	2.8	10%	59.0	52.7	6.3	12%
Total selling, general, and administrative expense	$206.7	$212.5	$(5.8)	(3)%	$390.8	$382.6	$8.2	2%
(1)Excluding impairment of PP&E. See Impairment of PP&E section below.
(2)See Share-Based Compensation below for discussion.
General and administrative, excluding impairment of PP&E and share-based compensation. The increase in general and administrative expense for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to: (1) an increase in personnel expense due to growth in headcount; and (2) an increase in consulting expenses, partially offset by a decrease in legal expenses related to litigation matters.
Impairment of PP&E. The decrease in impairment of PP&E during the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to the impairment charge to write down the carrying value of certain PP&E in 2025, which did not recur in 2026.
Sales and marketing, excluding share-based compensation. The increase in sales and marketing expense for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to an increase in personnel expense due to growth in headcount.
The increase in sales and marketing expense for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to: (1) an increase in consulting expenses; and (2) an increase in personnel expense due to growth in headcount.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Category:
Stock options	$12.8	$11.1	$1.7	15%	$24.3	$19.6	$4.7	24%
Restricted stock units	29.7	26.0	3.7	14%	51.2	49.4	1.8	4%
STAP awards	—	—	—	—%	—	(0.8)	0.8	100%
Employee stock purchase plan	0.9	0.7	0.2	29%	1.8	1.4	0.4	29%
Total share-based compensation expense	$43.4	$37.8	$5.6	15%	$77.3	$69.6	$7.7	11%
The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

38	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Cost of sales	$1.0	$1.0	$—	—%	$2.0	$1.9	$0.1	5%
Research and development	10.9	8.1	2.8	35%	16.3	15.0	1.3	9%
Selling, general, and administrative	31.5	28.7	2.8	10%	59.0	52.7	6.3	12%
Total share-based compensation expense	$43.4	$37.8	$5.6	15%	$77.3	$69.6	$7.7	11%
Interest Income
Interest income was $31.5 million and $51.3 million for the three months ended June 30, 2026 and 2025, respectively, and was $73.3 million and $102.4 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in interest income in both periods was primarily due to a decrease in marketable investments due to the sale of securities to fund our two accelerated share repurchase agreements in March 2026 (the 2026 ASR agreements).
Other Income (Expense), Net
Other income (expense), net for the three months ended June 30, 2026 and 2025 was $13.3 million in income and $0.1 million in expense, respectively. Other income (expense), net for the six months ended June 30, 2026 and 2025 was $33.0 million and $4.4 million in expense, respectively. The changes in both periods were primarily due to net unrealized gains and losses on equity securities. See Note 3—Investments and Note 4—Fair Value Measurements to our consolidated financial statements.
Income Tax Expense
Income tax expense for the six months ended June 30, 2026 and 2025 was $83.1 million and $200.2 million, respectively. Our effective income tax rate (ETR) for the six months ended June 30, 2026 and 2025 was 12 percent and 24 percent, respectively. Our ETR for the six months ended June 30, 2026 decreased compared to our ETR for the six months ended June 30, 2025, primarily due to increased excess tax benefits from share-based compensation.
2026 Share Repurchase
In March 2026, our Board of Directors approved a share repurchase program authorizing up to $2.0 billion in aggregate repurchases of our common stock (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract), which program expires on March 9, 2027. In connection with the repurchase program, in March 2026, we entered into the 2026 ASR agreements with Citibank, N.A. (Citi) which were comprised of a $750 million uncollared share repurchase agreement (the 2026 Uncollared ASR) and a $750 million collared share repurchase agreement (the 2026 Collared ASR). Under the 2026 ASR agreements, we made an aggregate upfront payment of $1.5 billion to Citi on March 11, 2026, and we received initial deliveries of 992,120 and 708,657 shares of our common stock, representing approximately 70 percent and 50 percent of the total shares that would be repurchased under the 2026 Uncollared ASR and 2026 Collared ASR, respectively, measured based on the closing price of our common stock on March 9, 2026. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the 2026 Collared ASR, we received an additional 463,682 shares of our common stock on March 30, 2026. The final settlement of the 2026 Uncollared ASR occurred in June 2026, and we received an additional 378,936 shares of our common stock upon settlement. The final settlement of the 2026 Collared ASR occurred in August 2026, and we received 215,948 shares of our common stock upon settlement. In total, we repurchased 2,759,343 shares of our common stock under the 2026 ASR agreements, of which 2,543,395 were held as treasury stock in our consolidated balance sheets as of June 30, 2026.
The final number of shares that we ultimately repurchased pursuant to the 2026 Uncollared ASR was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the 2026 Uncollared ASR.
The final number of shares that we ultimately repurchased pursuant to the 2026 Collared ASR was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to a collar provision establishing minimum and maximum share amounts and other adjustments pursuant to the terms and conditions of the 2026 Collared ASR.
As of June 30, 2026, $500 million remained available under the share repurchase program authorized by our Board for purchases through March 9, 2027.

Quarterly Report	39

Part I. Financial Information
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
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable, and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty, and we may seek other forms of financing. In April 2025, we entered into a credit agreement (the 2025 Credit Agreement), which provides for an unsecured revolving credit facility of up to $2.5 billion. Our outstanding balance under the 2025 Credit Agreement, which matures in 2031, was zero as of June 30, 2026. See Unsecured Revolving Credit Facilities below for further details.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	June 30, 2026	December 31, 2025	Dollar Change	Percentage Change
Cash and cash equivalents	$1,803.2	$1,557.1	$246.1	16%
Marketable investments—current	859.1	1,363.2	(504.1)	(37)%
Marketable investments—non-current	1,141.1	1,776.7	(635.6)	(36)%
Total cash and cash equivalents and marketable investments	$3,803.4	$4,697.0	$(893.6)	(19)%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
Net cash provided by operating activities	$776.9	$652.9	$124.0	19%
Net cash provided by (used in) investing activities	$831.2	$(464.6)	$1,295.8	279%
Net cash used in financing activities	$(1,362.0)	$(292.4)	$(1,069.6)	(366)%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, and tax-related payables and receivables.
Investing Activities
The increase of $1,295.8 million in net cash provided by investing activities for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to a $1,389.1 million increase in cash provided by sales and maturities of marketable investments, net of purchases, partially offset by: (1) a $71.7 million increase in cash paid to purchase

40	United Therapeutics, a public benefit corporation

Part I. Financial Information
property, plant, and equipment; and (2) a $25.0 million increase in cash paid to purchase an investment in a privately held company.
Financing Activities
The increase of $1,069.6 million in net cash used in financing activities for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to a $1.5 billion payment to repurchase our common stock; partially offset by: (1) a net $300.0 million decrease in cash used for our line of credit; and (2) a $159.9 million increase in proceeds from the exercise of stock options.
Unsecured Revolving Credit Facilities
In March 2022, we entered into a credit agreement (the 2022 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, which provided for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million.
On April 25, 2025, we terminated the 2022 Credit Agreement and entered into the 2025 Credit Agreement, which provides for an unsecured revolving credit facility of up to $2.5 billion in the aggregate. On April 25, 2025, we borrowed $200.0 million under the 2025 Credit Agreement and used the proceeds to repay all outstanding indebtedness under the 2022 Credit Agreement in connection with its termination. During the second quarter of 2025, we repaid the remaining $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of June 30, 2025. Our aggregate outstanding debt balance remained zero as of June 30, 2026. Refer to Note 7—Debt—2025 Credit Agreement to our consolidated financial statements.
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
Item 4. Controls and Procedures
Based on their evaluation, as of June 30, 2026, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
Sales of our treprostinil-based therapies — Tyvaso DPI, Nebulized Tyvaso, Remodulin, and Orenitram — comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. Our net revenues could also be negatively impacted by pricing pressure as a result of competitive challenges, the IRA, MFN policies, and other drug price reduction initiatives. The availability of generic versions of our products and the approval and launch of new competitive therapies have negatively impacted our revenues, and these and additional products launched in the future may continue to do so. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if demand for our Tyvaso products does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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

42	United Therapeutics, a public benefit corporation

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
Numerous treatments compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. The availability of generic treprostinil injection in the United States could materially impact our revenues, and generic competition materially impacted our Remodulin revenues outside the United States. Our competitors are also developing numerous new products that may compete with ours, including products intended to treat PAH and/or PH-ILD. For example, Merck commercially launched Winrevair (sotatercept-csrk) in the United States in March 2024, which competes with our treprostinil-based products. In addition, in June 2025 Liquidia launched U.S. sales of Yutrepia for PAH and PH-ILD, which now competes with our treprostinil-based products. Additional treatments, such as Insmed Incorporated’s TPIP, are in late-stage clinical trials for treatment of PAH and/or PH-ILD. Competition from the products that have launched to date has adversely affected our treprostinil-based product revenues, and competition from these and any future approved products could materially adversely affect our revenues. There are also three branded and two generic therapies approved for the treatment of IPF, including Boehringer Ingelheim’s Jascayd® (nerandomilast), which was approved by the FDA in October 2025 for IPF, and later for PPF. A wide variety of additional therapies are being developed by our competitors for the treatment of IPF. Existing and future approved IPF and PPF therapies would compete with Nebulized Tyvaso if it is approved for these indications, and any other products we may ultimately develop for IPF and PPF. The introduction of lower-priced competing products may reduce both the price that we are able to charge for our products and the volume of products we sell.
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
The commercial success of our products depends, in significant part, on coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A reduction in the availability or extent of reimbursement from domestic or foreign government healthcare programs could have a material adverse effect on our business and results of our operations. Government and commercial payers are increasingly attempting to limit the price of medicinal products and frequently challenge the pricing of new or expensive drugs. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, and profit control. Financial pressures may cause United States government payers and/or private health insurers to implement policies that would reduce reimbursement rates for our products, limit future price increases, cap reimbursement rates for pharmaceuticals to rates paid internationally, require the automatic substitution of generic products, demand more rigorous requirements for initial coverage for new products, implement step therapy policies that require patients to try other medicines, including generic products, before using our products, or take other similar steps that could make it more difficult for patients to access our products. See, for example, the discussion of the IRA and the proposed GLOBE and GUARD regulations in the risk factor below entitled Government healthcare reform and other reforms could adversely affect our revenue, costs, and results of operations.
Our prostacyclin analogue products (Tyvaso DPI, Nebulized Tyvaso, Remodulin, and Orenitram) and our oncology product (Unituxin) are expensive therapies. Specialty pharmacy distributors may not be able to obtain adequate reimbursement for our products from commercial and government payers to motivate them to support our products. Third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse treatment costs, such as the use of cost-effectiveness research or value-based payment contracts. Third-party payers often encourage the use of less-expensive generic alternative therapies, which materially impacted our Adcirca revenues and which may materially impact our Remodulin revenues and revenues from our other products if and when generic competitors come to market. Similarly, pricing and rebating strategies for competitive therapies could put pressure on us to reduce the prices of our products and/or offer increased rebates to third-party payers. If commercial or government payers do not cover our products or limit payment rates, patients and physicians could choose competing products or products with lower out-of-pocket costs.
We have submitted an sNDA to the FDA seeking approval to add IPF to the labeled indications for Nebulized Tyvaso, based on the successful TETON-1 and TETON-2 results. Following any FDA approval, we then plan to submit a request to the Durable Medical Equipment Medicare Administrative Contractors (DME MACs) to revise the local coverage determination (LCD) that governs Medicare Part B coverage for Nebulized Tyvaso, to allow coverage for the use of Nebulized Tyvaso for the new IPF indication. DME MACs have significant discretion with respect to the overall timing to update the LCD; once the process is initiated, it could take well over a year to complete. Until such time as the LCD is updated, we expect revenues

Quarterly Report	43

Part II. Other Information
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

44	United Therapeutics, a public benefit corporation

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
•Our supply chain for raw materials and consumables extends worldwide and is complex. Suppliers based in China, India, and Taiwan play a role in our supply chain to support our second- and third-tier suppliers. Political unrest or trade disputes involving China, India, Taiwan, or other countries in our supply chain could impact our ability and the ability of our third-party manufacturers to source raw materials and consumables. We also have limited visibility into the supply chains on which our primary suppliers rely; as such, we rely on our primary suppliers to have robust risk mitigation strategies to detect issues and prevent supply disruption. Our commercial active pharmaceutical ingredient and all of our finished commercial product are manufactured in the United States.
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
•In 2024 we completed a designated pathogen-free (DPF) facility to produce our xenotransplantation products for human clinical studies. This facility houses gene-edited pigs in a highly controlled containment environment. This facility is a first of its kind, and unforeseen operational issues or disease outbreak amongst its herd could significantly impact the clinical development timelines for our xenotransplantation products. We are constructing two additional DPF facilities to mitigate operational risk and increase capacity. We will need to construct additional DPF facilities at significant expense to support the development and commercialization of our xenotransplantation products. If development of our xenotransplantation products fails or demand is significantly less than anticipated, we will not recoup our significant investment in these unique facilities as they would be difficult to repurpose. Conversely, if we do not construct a sufficient number of facilities prior to approval of our xenotransplantation products, it will limit the number of organs we are able to supply when and if our xenotransplantation products are approved.
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

Quarterly Report	45

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
We rely entirely on third parties to supply pumps and other supplies necessary to administer Remodulin. There are a limited number of pumps and other supplies available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available. We rely entirely on ICU Medical to manufacture the CADD-Solis pump, which is the primary pump used to administer intravenous Remodulin in the United States. We rely entirely on DEKA Research & Development Corp. and its affiliates to manufacture the Remunity and RemunityPRO Pumps, which are the primary pumps used to administer subcutaneous Remodulin in the United States. Additional ancillary supplies are used with these pumps, and there are a limited number of manufacturers that supply them.
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

46	United Therapeutics, a public benefit corporation

Part II. Other Information
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
The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA, the U.S. Department of Agriculture, and their international counterparts, as applicable. The process of obtaining and maintaining regulatory approvals for new drugs, biologics, and medical devices is lengthy, expensive, and uncertain. The regulatory approval process is particularly uncertain for our organ manufacturing program. Once approved, the manufacture, distribution, advertising, and marketing of our products are subject to extensive regulation, including requirements related to product labeling, pharmacovigilance and adverse effect reporting and processing (including both adverse events and product complaints), storage, distribution, and record-keeping. Our product candidates have in the past and may in the future fail to receive regulatory approval. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse effects subsequent to commercial introduction. Our ability to obtain regulatory approvals for our products has been, and in the future may be, materially impacted by the outcome and quality of our clinical trials and other data submitted to regulators, as well as the quality of our manufacturing operations and those of our third-party contract manufacturers and contract laboratories. In addition, third parties may submit citizen petitions to the FDA seeking to delay approval of, or impose additional approval conditions for, our products. Citizen petitions have in the past, and may in the future, significantly delay or prevent approval of our products.
In April 2025, the Trump administration announced a reduction in force at the U.S. Department of Health and Human Services, including layoffs at the FDA. These and other efforts to reduce the size of the FDA or its funding, combined with significant changes in FDA leadership, have resulted in slower FDA response times and longer review periods, and may lead to less predictable outcomes. Future government shutdowns, funding disputes, reorganizations, furloughs, or reductions in resources or changes in priorities or focus may result in further delays. If response and review delays persist and/or worsen, they could potentially impact our ability to advance our pipeline efforts on a timely basis or obtain regulatory approval for new products and new indications for existing products.
Regulatory approval for our currently marketed products is limited by the FDA and other regulators to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.
Any regulatory approval of our products is limited to specific diseases and indications for which our products have been deemed safe and effective. Regulatory approval is also required for new formulations and new indications for an approved product. While physicians may prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those approved by regulatory authorities (called “off-label” uses), our ability to promote our products is limited to those indications that are specifically approved by the FDA and its international counterparts. Failure to follow applicable rules and guidelines related to promotion and advertising can result in adverse regulatory actions by the FDA and its international counterparts — such as warning letters, enforcement actions, civil lawsuits, or criminal prosecution.

Quarterly Report	47

Part II. Other Information
We must comply with various laws in jurisdictions around the world that restrict certain marketing practices.
Our business activities may be subject to challenge under laws in jurisdictions around the world restricting marketing practices, such as:
•Anti-kickback and false claim statutes, the Foreign Corrupt Practices Act, and the United Kingdom Bribery Act. In the United States, the Federal Anti-Kickback Statute prohibits, among other activities, knowingly and willfully offering, paying, soliciting, or receiving remuneration (i.e., anything of value) to induce, or in return for, the purchase, lease, order or arranging the purchase, lease or order of any healthcare product or service reimbursable under any federally financed healthcare program like Medicare or Medicaid. This statute is interpreted broadly to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers, specialty pharmacies, formulary managers, patients, and others. Our practices may not always qualify for safe harbor protection under this statute.
•The Federal False Claims Act, which prohibits any person from knowingly presenting or causing to be presented a false or fraudulent claim for payment of government funds, or making or causing a false statement material to a false or fraudulent claim. Pharmaceutical and healthcare companies have faced liability under this law for causing false claims to be submitted because they marketed a product for unapproved and non-reimbursable uses.
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
Compliance with these and similar laws on a state-by-state basis is difficult, time consuming, and requires substantial resources. Any investigation, inquiry, or other legal proceeding under these laws related to our operations, even if we successfully defend against it, or any penalties imposed upon us for failure to comply, could have a material adverse effect on our business and financial condition or reputation. Sanctions under these federal and state laws may include treble civil monetary penalties, payment of damages, fines, exclusion of our products from reimbursement under federal healthcare programs, imprisonment, and the curtailment or restructuring of our operations.
Government healthcare reform and other reforms could adversely affect our revenue, costs, and results of operations.
Our industry is highly regulated and changes in law or government healthcare programs, like Medicaid or Medicare, may adversely impact our business, operations, or financial results. We cannot predict how future federal or state legislative or administrative changes related to healthcare reform will affect our business.
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

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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
The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. On the one hand, the Trump administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as MFN pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as GLOBE and GUARD. If finalized and adopted, and if they withstand any legal challenges, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on MFN pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market. While it is unclear whether and how the Trump administration proposals will be implemented, the Trump administration policies are likely to have a significant negative impact on the pharmaceutical industry and may negatively affect our ability to receive revenues from sales of our commercial products. Even regulatory proposals or executive actions that ultimately are deemed unlawful or otherwise repealed could negatively impact the U.S. pharmaceutical sector and our business.
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
The 2026 Medicare Physician Fee Schedule final rule amended the Medicare Part B “average sales price” regulations, including by mandating that, as part of the manufacturer “bona fide service fee” determination, manufacturers submit reasonable assumptions and, for all new service vendor contracts as of January 1, 2026, obtain certifications from service vendors that they do not pass on service fees in whole or in part.
These legal reforms, as well as the IRA and other healthcare legislative or regulatory reform measures that may be adopted in the future, have resulted in, and may in the future result in, downward pressure on the payment for any of our approved products, and may adversely impact our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payment from commercial payers. Further state and federal healthcare reform measures adopted in the future could limit the amounts that state and federal governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
It is difficult to predict the impact, if any, that future federal or state legislation, or executive actions, might have on the use of and reimbursement for our products in the United States, such as the potential for the importation of generic versions of our products, for reimbursement reductions or price caps on our products, or for increased difficulties and costs related to the distribution of our products.

Quarterly Report	49

Part II. Other Information
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions, and fines, which could adversely impact our business, financial condition, results of operations, and prospects.
We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate program, the Medicare program for Part B drugs, and other governmental programs that require us to pay rebates or offer discounts on our products, or establish reimbursement rates based on our reported pricing and other data. Certain programs, such as the 340B program, impose limits on the price we are permitted to charge certain entities for our products or for any future products for which we receive regulatory approval. Agencies continue to pursue and implement price reporting regulatory reforms under these programs. Changes to these programs could negatively affect the coverage and reimbursement by these programs of our products or any future products for which we receive regulatory approval and could negatively impact our results of operations. Our failure to comply with these price reporting, rebate payment, or pricing requirements could adversely impact our financial results. Applicable laws and regulations, including the IRA, could affect our obligations in ways we cannot anticipate.
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
We participate in the Public Health Service’s 340B drug pricing program (the 340B program) and have implemented a policy regarding the distribution of our drugs at 340B ceiling prices through third-party pharmacies that contract with 340B covered entities, known as “340B contract pharmacies.” Under our 340B contract pharmacy policy, which we adopted to address program integrity risks, our drugs are only shipped at the 340B ceiling price to those 340B contract pharmacies that meet certain criteria. Our policy has no impact on 340B purchases made by and distributed to 340B covered entities themselves. Our contract pharmacy policy preserves patient access, while addressing compliance and integrity concerns resulting from the proliferation of contract pharmacies. Nonetheless, the HHS, in a non-binding (and now-retracted) Advisory Opinion, stated that manufacturers in the 340B program are obligated to sell their covered outpatient drugs at the 340B ceiling price to all contract pharmacies acting as agents of a covered entity. Certain covered entities have expressed the view that participating manufacturers are obligated to sell their covered outpatient drugs to all contract pharmacies of a covered entity.
We and certain other manufacturers initiated litigation challenging the Advisory Opinion and the U.S. Health Resources and Services Administration (HRSA)’s position on contract pharmacies generally. HHS subsequently withdrew the Advisory Opinion, but HRSA issued letters to manufacturers, including us, threatening enforcement action if the manufacturers do not abandon their 340B contract pharmacy policies. We filed suit against HHS and HRSA in June 2021 in the U.S. District Court for the District of Columbia. In September 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA was referring this issue to the OIG for potential enforcement action. We have not had any communication from the OIG regarding our 340B contract pharmacy policy. In November 2021, the court granted our motion for summary judgment, ruling that the letters threatening enforcement action “contain legal reasoning that rests upon

50	United Therapeutics, a public benefit corporation

Part II. Other Information
an erroneous reading of Section 340B.” HRSA appealed, and the appellate court affirmed the lower court’s decision in our favor.
If HRSA or another entity develops a new theory of liability, we may face enforcement action or penalties as well as adverse publicity. Such an outcome may also prompt other parties to challenge our policies. It is also possible that covered entities could bring an action against us through dispute mechanisms including the administrative dispute resolution pathway. We expect the compliance of policies like ours will continue to be litigated. We may also face enforcement action under the laws of certain states that are seeking to impose their own 340B contract pharmacy requirements. Such actions could, if determined adversely to us, result in penalties and other sanctions that could have a negative impact on our business. If we are unable to curb the proliferation of abuses caused by 340B contract pharmacies, we could see increased sales at 340B ceiling prices, which could have a material adverse impact on our revenues.
Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies, enforcement agencies, and other third parties. These activities may result in actions that effectively reduce prices or demand for our products, harm our business or reputation, or subject us to fines or penalties.
Company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and manufacturers’ donations to third-party charities that provide such assistance, are subject to heightened scrutiny. The Department of Justice (DOJ) has taken enforcement action against pharmaceutical companies alleging violations of the Federal False Claims Act and other laws in connection with patient assistance programs. We have been, and may in the future be, subject to DOJ investigations with respect to our support of non-profit patient assistance programs, which can result in sanctions, fines, or other payments and agreements with respect to our compliance programs. As discussed in Note 12—Litigation, to our consolidated financial statements, we have been sued by Humana Inc., United Healthcare Services, Inc., and various parties in the MSP Recovery litigation for allegedly violating RICO and various state laws in connection with our donations to a charity. These lawsuits, or other lawsuits in the future, could result in significant monetary judgments and the imposition of other penalties against us.
Members of Congress have called upon the OIG to issue revised guidance about patient assistance programs. Actions taken by the OIG, the DOJ, or other agencies as a result of this industry-wide inquiry could reduce demand for our products and/or coverage of our products by federal and state healthcare programs. If any or all of these events occur, our business, prospects, and stock price could be materially and adversely affected.
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

Quarterly Report	51

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
Limitations on our intellectual property rights may limit our ability to prevent third parties from competing with our products, and we may not prevail in litigation to enforce or defend those rights.
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Our patents related to our individual treprostinil-based products expire at various times through 2042. We entered into settlement agreements with certain generic drug companies in the United States under which generic versions of Remodulin have launched, a generic version of Nebulized Tyvaso is currently permitted to be launched, and generic versions of Orenitram are permitted to be launched in the future. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims against us relating to such agreements. We have been sued by Sandoz for violating our settlement agreement with them, and we have accrued a liability of $75.7 million in connection with such suit, reflecting the final judgment and post-judgment interest accrued through the end of June 2026, although our ultimate liability may be greater. Other actions against us in the future could result in significant monetary judgments and the imposition of other penalties against us. We have no issued patents or pending patent applications covering the Unituxin drug product. For further details, see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition and Challenges to our Intellectual Property Rights.
Our patents have not prevented competitors from obtaining regulatory approval to market products that compete with our treprostinil-based products, and we cannot be sure that our existing or any new patents will effectively deter or delay competitors’ efforts to bring additional new products to market, or that additional patent applications will result in new patents. When our patents expire, competitors may develop generic versions of our products and market them at a lower price. Competitors may also seek to design around our patents or exclude patented methods of treatment, such as patent-protected indications, from the label for generic versions of our products in an effort to develop competing products that do not infringe our patents. In addition, patent laws of foreign jurisdictions may not protect our patent rights to the same extent as the United States’ laws.
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
Patent litigation has been, and may continue to be, time consuming, distracting, and costly, and the outcome may be difficult to predict and unfavorable to us. We have not always prevailed in the defense of our patents, and if we are unsuccessful in the defense of our remaining patents, our business could be negatively impacted.

52	United Therapeutics, a public benefit corporation

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
We are increasingly dependent on information technology systems and infrastructure, much of which is outsourced to third parties including in cloud-based platforms. We collect, store, and use sensitive or confidential data, including intellectual property, our proprietary business information and that of our suppliers, patients, healthcare providers, and business partners, and personally identifiable information. We recently launched a new patient relations program, United Therapeutics Cares, which has increased our access to sensitive information about our patients. Actual or alleged cybersecurity incidents, including those caused by employee error, malfeasance, system failures, malware, ransomware, viruses, distributed denial of service attacks, credential harvesting, social engineering, and other forms of unauthorized access or disclosure to, or disrupting the operation of, our networks and systems or those of our customers, suppliers, vendors, and other service providers, can cause the loss, destruction, or unauthorized access or disclosure of data, including personal information of employees or confidential or proprietary information, disruption of our manufacturing and other operations, and damage to our reputation and competitive position, any of which could be costly to address and remediate and adversely affect our business, financial condition, or results of operations. We are also subject to laws and regulations in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Therefore, cybersecurity incidents could expose us to significant civil and/or criminal penalties, as well as private litigation, all of which could adversely affect our business, financial condition, or results of operations.
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

Quarterly Report	53

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

54	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We enter into certain license agreements that generally prohibit our counterparties or their affiliates from taking necessary steps to acquire or merge with us, directly or indirectly throughout the term of the agreements, plus a specified period thereafter. We are also party to certain license agreements that restrict our ability to assign or transfer the rights licensed to us to third parties, including parties with whom we wish to merge, or those attempting to acquire us. These agreements often require that we obtain prior consent of the counterparties if we contemplate a change of control. If these counterparties withhold consent, related agreements could be terminated and we would lose related license rights. For example, MannKind has the right to terminate our license agreements related to Tyvaso DPI and ralinepag DPI, in the event of certain change of control transactions. These restrictive change of control provisions could impede or prevent mergers or other transactions that could benefit our shareholders.
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

Quarterly Report	55

Part II. Other Information
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
One of the primary distinctions between a PBC and a traditional Delaware for-profit corporation is that, in making decisions, the directors of a PBC have an obligation to balance the financial interests of shareholders, the interests of stakeholders materially affected by the PBC’s conduct, and the pursuit of the corporation’s specific public benefit purpose. The application of this balancing obligation may allow our directors to make decisions that they could not have made pursuant to the fiduciary duties applicable prior to PBC conversion. There is no guarantee that our Board will resolve conflicts among the financial interests of our shareholders, our public benefit purpose, or stakeholders materially affected by our conduct, in favor of our shareholders’ financial interests. For instance, in a sale of control transaction, our Board would be required to consider and balance the factors listed above and might choose to accept an offer that does not maximize shareholder value due to its consideration of other factors. This requirement of Delaware law may make our company a less attractive takeover target than a traditional for-profit corporation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	$500,000,000
May 1, 2026 - May 31, 2026	—	—	—	500,000,000
June 1, 2026 - June 30, 2026(1)	378,936	547.02	378,936	500,000,000
Total	378,936	$547.02	378,936	$500,000,000
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

56	United Therapeutics, a public benefit corporation

Part II. Other Information
made an aggregate upfront payment of $1.5 billion to Citi and received initial deliveries of 992,120 and 708,657 shares of our common stock on March 11, 2026, representing approximately 70 percent and 50 percent of the total shares that would be repurchased under the 2026 Uncollared ASR and 2026 Collared ASR, respectively, measured based on the closing price of our common stock on March 9, 2026. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the 2026 Collared ASR, we received an additional 463,682 shares of our common stock on March 30, 2026. The final settlement of the 2026 Uncollared ASR occurred in June 2026, and we received an additional 378,936 shares of our common stock upon settlement. The final number of shares that we ultimately repurchased pursuant to the 2026 Uncollared ASR was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the 2026 Uncollared ASR. The final settlement of the 2026 Collared ASR occurred in August 2026, and we received 215,948 shares of our common stock upon settlement. The final number of shares that we ultimately repurchased pursuant to the 2026 Collared ASR was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to a collar provision establishing the minimum and maximum share amounts and other adjustments pursuant to the terms and conditions of the 2026 Collared ASR. In total, we repurchased 2,759,343 shares of our common stock under the 2026 ASR agreements, of which 2,543,395 were held as treasury stock in our consolidated balance sheets as of June 30, 2026.
Item 5. Other Information
(c)    Trading Plans
During the three months ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Quarterly Report	57

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 1, 2021
3.2	Eleventh Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2026
4.1	Reference is made to Exhibits 3.1 and 3.2
10.1†	United Therapeutics Corporation 2026 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2026
10.2*+
Fifteenth Amendment to Wholesale Product Purchase Agreement, dated as of June 10, 2026, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant

10.3*†	Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Employees (Time Vesting)
10.4*†	Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Employees (Performance Vesting)
10.5*†	Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Non-Employee Directors
10.6*†	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Employees (Time Vesting)
10.7*†	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Employees (Performance Vesting)
10.8*†	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Non-Employee Directors
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 5, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (2) our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2026 and 2025; (3) our Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2026 and 2025; (4) our Consolidated Statements of Stockholders’ Equity for the three- and six-month periods ended June 30, 2026 and 2025; (5) our Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2026 and 2025; and (6) the Notes to our Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document)
+    Certain identified information has been omitted from this exhibit because it is both (1) not material; and (2) is the type that the registrant treats as private or confidential.
†    Designates management contracts and compensation plans.
*    Filed herewith.
**    Furnished herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.

58	United Therapeutics, a public benefit corporation

Part II. Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

August 5, 2026	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Quarterly Report	59