Form 10-Q
period 2026-09-30
UNITED THERAPEUTICS Corp
filed 2026-11-04
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 28, 2026, was 42,588,726.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,188.9	$1,557.1
Marketable investments	879.0	1,363.2
Accounts receivable, no allowance for 2026 and 2025	348.6	350.2
Inventories, net	201.9	183.1
Other current assets	261.8	248.9
Total current assets	2,880.2	3,702.5
Marketable investments	1,467.8	1,776.7
Goodwill and other intangible assets, net	114.6	116.5
Property, plant, and equipment, net	2,041.9	1,729.7
Deferred tax assets, net	270.2	357.7
Other non-current assets	259.4	196.9
Total assets	$7,034.1	$7,880.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$520.2	$488.0
Other current liabilities	104.1	72.6
Total current liabilities	624.3	560.6
Other non-current liabilities	133.8	223.2
Total liabilities	758.1	783.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.01, 245,000,000 shares authorized, 78,715,003 and 76,452,253 shares issued, and 42,382,126 and 43,643,165 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	0.8	0.8
Additional paid-in capital	3,021.0	2,798.0
Accumulated other comprehensive (loss) income	(30.3)	0.9
Treasury stock, 36,332,877 and 32,809,088 shares as of September 30, 2026 and December 31, 2025, respectively	(6,138.9)	(4,260.4)
Retained earnings	9,423.4	8,556.9
Total stockholders’ equity	6,276.0	7,096.2
Total liabilities and stockholders’ equity	$7,034.1	$7,880.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Total revenues	$832.5	$799.5	$2,397.3	$2,392.5
Operating expenses:
Cost of sales	99.1	100.9	332.0	281.0
Research and development	279.2	127.5	563.7	410.5
Selling, general, and administrative	146.4	182.6	537.2	565.2
Total operating expenses	524.7	411.0	1,432.9	1,256.7
Operating income	307.8	388.5	964.4	1,135.8
Interest income	33.7	46.4	107.0	148.8
Interest expense	(2.9)	(3.0)	(8.8)	(16.4)
Other income, net	34.2	6.1	1.2	1.7
Total other income, net	65.0	49.5	99.4	134.1
Income before income taxes	372.8	438.0	1,063.8	1,269.9
Income tax expense	(114.2)	(99.3)	(197.3)	(299.5)
Net income	$258.6	$338.7	$866.5	$970.4
Net income per common share:
Basic	$6.06	$7.73	$20.20	$21.76
Diluted	$5.71	$7.16	$18.80	$20.17
Weighted average number of common shares outstanding:
Basic	42.7	43.8	42.9	44.6
Diluted	45.3	47.3	46.1	48.1

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income	$258.6	$338.7	$866.5	$970.4
Other comprehensive (loss) income:
Defined benefit pension plan:
Actuarial gain (loss) arising during period, net of tax	—	(1.0)	0.1	(3.8)
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(0.2)	(0.6)	(0.5)	(1.4)
Total defined benefit pension plan, net of tax	(0.2)	(1.6)	(0.4)	(5.2)
Available-for-sale debt securities:
Unrealized (loss) gain arising during period, net of tax	(13.9)	1.9	(29.0)	9.5
Realized gain included in net income, net of tax	—	(0.2)	(1.8)	(0.8)
Total (loss) gain on available-for-sale debt securities, net of tax	(13.9)	1.7	(30.8)	8.7
Other comprehensive (loss) income, net of tax	(14.1)	0.1	(31.2)	3.5
Comprehensive income	$244.5	$338.8	$835.3	$973.9
During the three and nine months ended September 30, 2026, the tax (benefit) expense in other comprehensive income was zero for the defined benefit pension plan and $(4.4) million and $(9.9) million, respectively, for the available-for-sale debt securities.
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

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended September 30, 2026
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2026	78.0	$0.8	$2,895.8	$(16.2)	$(5,644.9)	$9,164.8	$6,400.3
Net income	—	—	—	—	—	258.6	258.6
Other comprehensive loss, net of tax	—	—	—	(14.1)	—	—	(14.1)
Shares issued under employee stock purchase plan (ESPP)	—	—	5.0	—	—	—	5.0
Restricted stock units (RSUs) withheld for taxes	—	—	(0.8)	—	—	—	(0.8)
Share repurchases	—	—	(7.4)	—	(492.6)	—	(500.0)
Excise tax on net share repurchases	—	—	—	—	(1.4)	—	(1.4)
Exercise of stock options	0.7	—	87.4	—	—	—	87.4
Share-based compensation	—	—	41.0	—	—	—	41.0
Balance, September 30, 2026	78.7	$0.8	$3,021.0	$(30.3)	$(6,138.9)	$9,423.4	$6,276.0

	Three Months Ended September 30, 2025
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2025	75.4	$0.8	$2,793.4	$—	$(3,474.5)	$7,853.9	$7,173.6
Net income	—	—	—	—	—	338.7	338.7
Other comprehensive income, net of tax	—	—	—	0.1	—	—	0.1
Shares issued under ESPP	—	—	4.3	—	—	—	4.3
RSUs withheld for taxes	—	—	(0.5)	—	—	—	(0.5)
Share repurchases	—	—	(217.8)	—	(782.2)	—	(1,000.0)
Excise tax on net share repurchases	—	—	—	—	(5.3)	—	(5.3)
Exercise of stock options	0.3	—	40.2	—	—	—	40.2
Share-based compensation	—	—	39.1	—	—	—	39.1
Balance, September 30, 2025	75.7	$0.8	$2,658.7	$0.1	$(4,262.0)	$8,192.6	$6,590.2

6	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Nine Months Ended September 30, 2026
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2026	76.5	$0.8	$2,798.0	$0.9	$(4,260.4)	$8,556.9	$7,096.2
Net income	—	—	—	—	—	866.5	866.5
Other comprehensive loss, net of tax	—	—	—	(31.2)	—	—	(31.2)
Shares issued under ESPP	—	—	10.6	—	—	—	10.6
RSUs withheld for taxes	—	—	(59.6)	—	—	—	(59.6)
Share repurchases	—	—	(128.3)	—	(1,871.7)	—	(2,000.0)
Excise tax on net share repurchases	—	—	—	—	(6.8)	—	(6.8)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	2.1	—	282.0	—	—	—	282.0
Share-based compensation	—	—	118.3	—	—	—	118.3
Balance, September 30, 2026	78.7	$0.8	$3,021.0	$(30.3)	$(6,138.9)	$9,423.4	$6,276.0

	Nine Months Ended September 30, 2025
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	75.0	$0.8	$2,698.9	$(3.4)	$(3,474.5)	$7,222.2	$6,444.0
Net income	—	—	—	—	—	970.4	970.4
Other comprehensive income, net of tax	—	—	—	3.5	—	—	3.5
Shares issued under ESPP	—	—	9.2	—	—	—	9.2
RSUs withheld for taxes	—	—	(16.0)	—	—	—	(16.0)
Share repurchases	—	—	(217.8)	—	(782.2)	—	(1,000.0)
Excise tax on net share repurchases	—	—	—	—	(5.3)	—	(5.3)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.6	—	74.9	—	—	—	74.9
Share-based compensation	—	—	109.5	—	—	—	109.5
Balance, September 30, 2025	75.7	$0.8	$2,658.7	$0.1	$(4,262.0)	$8,192.6	$6,590.2

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$866.5	$970.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.2	62.8
Share-based compensation expense	118.3	108.7
Impairment of property, plant, and equipment	—	21.7
Net unrealized losses on equity securities	29.0	3.5
Deferred income taxes	100.1	100.9
Other	45.7	10.5
Changes in operating assets and liabilities:
Accounts receivable	1.6	(18.4)
Inventories	(83.4)	(36.1)
Accounts payable and accrued expenses	30.0	74.7
Other assets and liabilities	(97.6)	(83.7)
Net cash provided by operating activities	1,083.4	1,215.0
Cash flows from investing activities:
Purchases of property, plant, and equipment	(389.5)	(347.6)
Deposits	(9.9)	(15.5)
Purchases of investments in privately held companies	(25.0)	(30.0)
Purchases of available-for-sale debt securities	(1,329.7)	(2,885.1)
Maturities of available-for-sale debt securities	747.4	1,098.4
Sales of available-for-sale debt securities	1,307.9	1,861.6
Other	19.4	(5.5)
Net cash provided by (used in) investing activities	320.6	(323.7)
Cash flows from financing activities:
Payments to repurchase common stock	(2,000.0)	(1,000.0)
Excise tax paid on net share repurchases	(1.8)	(5.0)
Proceeds from line of credit	—	200.0
Repayment of line of credit	—	(500.0)
Payments of debt issuance costs	(3.4)	(11.5)
Proceeds from the exercise of stock options	282.0	74.9
Proceeds from the issuance of stock under ESPP	10.6	9.2
RSUs withheld for taxes	(59.6)	(16.0)
Net cash used in financing activities	(1,772.2)	(1,248.4)
Net decrease in cash and cash equivalents	$(368.2)	$(357.1)
Cash and cash equivalents, beginning of period	1,557.1	1,697.2
Cash and cash equivalents, end of period	$1,188.9	$1,340.1
Supplemental cash flow information:
Cash paid for interest	$5.7	$11.5
Cash paid for income taxes	$106.2	$262.3
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$78.9	$92.2
Excise tax on net share repurchase	$6.8	$5.3

See accompanying notes to consolidated financial statements.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
Notes to Consolidated Financial Statements
September 30, 2026 (Unaudited)
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2026 and December 31, 2025, our statements of operations, comprehensive income, and stockholders’ equity for the three- and nine-month periods ended September 30, 2026 and 2025, and our statements of cash flows for the nine-month periods ended September 30, 2026 and 2025. Interim results are not necessarily indicative of results for an entire year. Certain prior period amounts in the consolidated statements of cash flows have been reclassified to conform to the current period presentation. Specifically, amounts previously included in other and other assets and liabilities within operating activities are now presented separately as net unrealized losses on equity securities and deferred income taxes, respectively.
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
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive (loss) income in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,837.7	$0.2	$(21.6)	$1,816.3
Corporate debt securities	440.0	—	(5.4)	434.6
Total	$2,277.7	$0.2	$(27.0)	$2,250.9

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$2.0
Current marketable investments	781.1
Non-current marketable investments	1,467.8
Total	$2,250.9

As of December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,433.0	$10.5	$(0.3)	$2,443.2
Corporate debt securities	603.1	3.7	—	606.8
Total	$3,036.1	$14.2	$(0.3)	$3,050.0

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$37.0
Current marketable investments	1,236.3
Non-current marketable investments	1,776.7
Total	$3,050.0

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of September 30, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,718.7	$(21.6)	$—	$—	$1,718.7	$(21.6)
Corporate debt securities	394.0	(5.4)	—	—	394.0	(5.4)
Total	$2,112.7	$(27.0)	$—	$—	$2,112.7	$(27.0)

	Less than 12 months		12 months or longer		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$215.0	$(0.3)	$3.5	$—	$218.5	$(0.3)
Corporate debt securities	19.6	—	—	—	19.6	—
Total	$234.6	$(0.3)	$3.5	$—	$238.1	$(0.3)

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
As of September 30, 2026 and December 31, 2025, we held 331 and 87 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of September 30, 2026 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three and nine months ended September 30, 2026 and 2025.
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of September 30, 2026
	Amortized Cost	Fair Value
Due within one year	$784.5	$783.1
Due in one to three years	1,493.2	1,467.8
Total	$2,277.7	$2,250.9
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $97.9 million and $126.9 million as of September 30, 2026 and December 31, 2025, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly traded equity securities are recorded in our consolidated statements of operations within other income, net. See Note 4—Fair Value Measurements.
Investments in Privately Held Companies
As of September 30, 2026 and December 31, 2025, we maintained non-controlling equity investments in privately held companies of $90.1 million and $53.8 million, respectively. We invested zero and $25.0 million in privately held companies during the three and nine months ended September 30, 2026, respectively, as compared to $30.0 million during the three and nine months ended September 30, 2025. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately held companies within other non-current assets in our consolidated balance sheets.
When an observable price transaction occurs that is identified as similar or identical to our investment, we perform a valuation analysis to assess the fair value of our investment using various inputs, such as the discount rate, time to a liquidation event, and price volatility of peer company stocks. We adjust the fair value of our investment based on the valuation analysis and recognize the gain or loss in the period in which the observable price change occurred. During the first quarter of 2026, one of the privately held companies in which we invested raised additional capital by issuing equity securities similar to ours at an increased valuation compared to prior financing rounds, which resulted in an increase of $12.8 million in the value of our investment. This gain was recorded within other income, net in our consolidated statements of operations.
During the third quarter of 2026, a privately held company in which we held an investment was acquired. We received $15.5 million in cash as a result of the acquisition and realized a gain of $14.0 million. The gain was recorded within other income, net in our consolidated statements of operations.
These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
For non-controlling equity investments in privately held companies in which we held an investment as of September 30, 2026, cumulative impairments and downward fair value adjustments were $5.3 million and cumulative upward fair value adjustments were $14.8 million.

Quarterly Report	11

Part I. Financial Information
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$218.0	$—	$—	$218.0
Time deposits(1)	211.4	—	—	211.4
U.S. government and agency securities(2)	—	1,816.3	—	1,816.3
Corporate debt securities(2)	—	434.6	—	434.6
Equity securities(3)	97.9	—	—	97.9
Total assets	$527.3	$2,250.9	$—	$2,778.2
Liabilities
Contingent consideration(4)	—	—	34.6	34.6
Total liabilities	$—	$—	$34.6	$34.6

	As of December 31, 2025
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$753.1	$—	$—	$753.1
Time deposits(1)	—	—	—	—
U.S. government and agency securities(2)	—	2,443.2	—	2,443.2
Corporate debt securities(2)	—	606.8	—	606.8
Equity securities(3)	126.9	—	—	126.9
Total assets	$880.0	$3,050.0	$—	$3,930.0
Liabilities
Contingent consideration(4)	—	—	32.5	32.5
Total liabilities	$—	$—	$32.5	$32.5
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and nine months ended September 30, 2026, we recognized $19.2 million of net unrealized gains and $29.0 million of net unrealized losses, respectively, on these securities. During the three and nine months ended September 30, 2025, we recognized $5.8 million of net unrealized gains and $3.5 million of net unrealized losses, respectively, on these securities. These net unrealized gains and losses are recorded within other income, net in our consolidated statements of operations. See Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations is estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $2.1 million during the period from December 31, 2025 to September 30, 2026. The loss was recorded within research and development in our consolidated statements of operations.
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

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	September 30, 2026	December 31, 2025
Raw materials	$35.6	$30.6
Work-in-progress	37.4	35.3
Finished goods	128.9	117.2
Total inventories	$201.9	$183.1
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	September 30, 2026	December 31, 2025
Land and land improvements	$320.5	$266.5
Buildings, building improvements, and leasehold improvements	1,053.8	944.7
Buildings under construction	766.6	592.7
Furniture, equipment, and vehicles	537.3	493.6
Subtotal	2,678.2	2,297.5
Less—accumulated depreciation	(636.3)	(567.8)
Property, plant, and equipment, net	$2,041.9	$1,729.7
Depreciation expense for the nine months ended September 30, 2026 and 2025 was $69.1 million and $62.0 million, respectively.
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
During the second quarter of 2025, we paid down the entire $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of June 30, 2025. Our aggregate outstanding balance under the 2025 Credit Agreement remained zero as of September 30, 2026.
The 2025 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2026, we were in compliance with these covenants.
The interest expense reported in our consolidated statements of operations for the nine months ended September 30, 2026 and 2025 relates to the 2025 Credit Agreement and 2022 Credit Agreement.

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
8. Share-Based Compensation
As of September 30, 2026, we have one shareholder-approved equity incentive plan: the United Therapeutics Corporation 2026 Stock Incentive Plan (the 2026 Plan), which was approved by our shareholders on June 26, 2026. The 2026 Plan replaced the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the Prior Plan). As of June 26, 2026, 3,913,730 shares were initially available for future grants, consisting of 2,413,730 shares that remained available for future grants under the Prior Plan and 1,500,000 newly authorized shares. In addition, as of September 30, 2026, 10,802 shares subject to outstanding Prior Plan awards had been canceled, expired, forfeited, withheld for taxes, or otherwise not issued or settled in cash and therefore became available for future grants under the 2026 Plan, and an additional 4,238,060 shares subject to outstanding awards under the Prior Plan may become available if those awards are canceled, expired, forfeited, or otherwise not issued or are settled in cash. No further awards may be granted under the Prior Plan, although awards previously granted under the Prior Plan remained outstanding in accordance with their terms. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors (Board) in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly hired employees. Currently, we grant equity-based awards to employees and members of our Board in the form of stock options and restricted stock units (RSUs) under the 2026 Plan, and we may grant RSUs to newly hired employees under the 2019 Inducement Plan. See the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
During the nine months ended September 30, 2026 and 2025, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2028 and 2027, respectively. Additionally, during the nine months ended September 30, 2026 and 2025, we issued RSUs to certain other employees with vesting conditions tied to the achievement of specified performance criteria during specified performance periods, with the latest performance period ending in 2028. Throughout each performance period, we reassess the probability of achieving the performance criteria and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of stock options and RSUs that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
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

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$11.0	$11.3	$35.3	$30.9
RSUs	29.1	27.1	80.3	76.5
STAP awards	—	—	—	(0.8)
ESPP	0.9	0.7	2.7	2.1
Total share-based compensation expense before tax	$41.0	$39.1	$118.3	$108.7
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
During the nine months ended September 30, 2026 and 2025, in addition to time-based stock options, we granted 0.3 million performance-based stock options in each period with grant date fair values of $53.9 million and $38.0 million, respectively, calculated based on the assumed achievement of the relevant financial performance condition. During the three and nine months ended September 30, 2026, we recorded $9.5 million and $31.8 million of share-based compensation expense, respectively, related to performance-based stock options, calculated based on the assumed levels of performance achievement, as compared to $10.3 million and $28.3 million for the same periods in 2025.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Expected term of awards (in years)	4.9	5.1
Expected volatility	32.5%	32.1%
Risk-free interest rate	3.9%	4.1%
Expected dividend yield	0.0%	0.0%
A summary of the activity and status of stock options under the Prior Plan and the 2026 Plan during the nine-month period ended September 30, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2026	4,636,330	$166.11
Granted	305,346	535.66
Exercised	(2,054,008)	137.31
Forfeited	(565)	267.47
Outstanding as of September 30, 2026	2,887,103	$225.66	4.5	$913.0
Exercisable as of September 30, 2026	1,708,761	$150.43	2.9	$668.9
Unvested as of September 30, 2026	1,178,342	$334.75	6.6	$244.1
The weighted average fair value of a stock option granted during each of the nine-month periods ended September 30, 2026 and September 30, 2025 was $189.28 and $110.21, respectively. These stock options have an aggregate grant date fair value of $57.8 million and $41.6 million, respectively. The total grant date fair value of stock options that vested during the nine-month periods ended September 30, 2026 and September 30, 2025 was $39.3 million and $3.4 million, respectively.

Quarterly Report	15

Part I. Financial Information
Total share-based compensation expense related to stock options was recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$—	$—	$—	$—
Research and development	0.4	0.1	0.6	0.3
Selling, general, and administrative	10.6	11.2	34.7	30.6
Share-based compensation expense before taxes	11.0	11.3	35.3	30.9
Related income tax benefit	(0.3)	(0.2)	(0.8)	(0.6)
Share-based compensation expense, net of taxes	$10.7	$11.1	$34.5	$30.3
As of September 30, 2026, unrecognized compensation cost related to stock options was $68.7 million. Unvested outstanding stock options as of September 30, 2026 had a weighted average remaining vesting period of 1.9 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of options exercised	663,336	300,521	2,054,008	570,521
Cash received	$87.4	$40.2	$282.0	$74.9
Total intrinsic value of options exercised	$255.4	$77.4	$816.8	$130.2
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the nine months ended September 30, 2026 and 2025, in addition to time-based RSUs, we granted 0.2 million performance-based RSUs in each period with total grant date fair values of $90.2 million and $67.3 million, respectively, calculated based on the assumed achievement of the relevant financial and non-financial performance conditions. During the three and nine months ended September 30, 2026, we recorded $9.3 million and $24.7 million of share-based compensation expense, respectively, related to performance-based RSUs, calculated based on the assumed levels of performance achievement, as compared to $11.2 million and $29.3 million for the same periods in 2025.
A summary of the activity with respect to, and status of, RSUs during the nine-month period ended September 30, 2026 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	1,416,871	$252.86
Granted	322,521	520.30
Vested	(291,460)	238.19
Forfeited	(28,829)	312.25
Unvested as of September 30, 2026	1,419,103	$315.45
Total share-based compensation expense related to RSUs was recorded as follows (in millions):

16	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$1.0	$0.9	$3.1	$3.0
Research and development	10.4	8.0	25.6	22.3
Selling, general, and administrative	17.7	18.2	51.6	51.2
Share-based compensation expense before taxes	29.1	27.1	80.3	76.5
Related income tax benefit	(5.3)	(4.2)	(13.6)	(12.3)
Share-based compensation expense, net of taxes	$23.8	$22.9	$66.7	$64.2
As of September 30, 2026, unrecognized compensation cost related to the grant of RSUs was $210.4 million. Unvested outstanding RSUs as of September 30, 2026 had a weighted average remaining vesting period of 2.1 years.
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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$258.6	$338.7	$866.5	$970.4
Denominator:
Weighted average outstanding shares — basic	42.7	43.8	42.9	44.6
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	2.6	3.5	3.2	3.5
Weighted average shares — diluted(2)	45.3	47.3	46.1	48.1
Net income per common share:
Basic	$6.06	$7.73	$20.20	$21.76
Diluted	$5.71	$7.16	$18.80	$20.17

Stock options and RSUs excluded from calculation(2)	0.3	0.4	0.2	0.3
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.

Quarterly Report	17

Part I. Financial Information
Share Repurchases
In July 2025, our Board approved a share repurchase program authorizing up to $1.0 billion in aggregate repurchases of our common stock. Subsequently, in March 2026, our Board approved a share repurchase program authorizing up to $2.0 billion in aggregate repurchases of our common stock. Under these share repurchase program authorizations, we executed a combination of accelerated share repurchases (ASRs) and Rule 10b5-1 trading plan repurchases.
The following table summarizes the terms of the share repurchase agreements that have been executed under the share repurchase authorizations (dollars in millions):

			Initial Delivery		Hedging Period		Final Settlement
Agreement	Execution Date(1)	Amount	Shares Received	Value of Shares as % of Contract Value	Hedging Period Settlement Date	Shares Received	Settlement Date	Shares Received	Total Shares Received
August 2025 Uncollared ASR	August 1, 2025	$500.0	1,274,296	75%	N/A	N/A	November 25, 2025	3,882	1,278,178
August 2025 Collared ASR	August 1, 2025	$500.0	849,531	50%	August 25, 2025	514,789	January 26, 2026	—	1,364,320
March 2026 Uncollared ASR	March 9, 2026	$750.0	992,120	70%	N/A	N/A	June 23, 2026	378,936	1,371,056
March 2026 Collared ASR	March 9, 2026	$750.0	708,657	50%	March 30, 2026	463,682	August 4, 2026	215,948	1,388,287
Rule 10b5-1 trading plan	August - September 2026	$22.4	N/A	N/A	N/A	N/A	N/A	N/A	45,070
September 2026 ASR	September 8, 2026	$477.6	719,376	75%	N/A	N/A	Fourth quarter of 2026	N/A	719,376
(1)With respect to the Rule 10b5-1 trading plan, this column indicates the period during which repurchases were made.
Under the terms of each ASR, we made an aggregate upfront payment to Citibank, N.A. (Citi) and received an initial delivery of shares of our common stock based on a percentage of the upfront payment and the closing price of our common stock on the date the ASR was executed. In collared ASRs, a collar provision established the minimum and maximum numbers of shares to be repurchased based on the results of an agreed-upon hedging period, and we received additional shares equal to the minimum number of shares to be repurchased (less the amount delivered in the initial delivery) upon completion of that hedging period. The number of additional shares received upon final settlement of each ASR is based on the difference between (1) the upfront payment divided by the average of the daily volume-weighted average price per share of our common stock during the applicable repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the applicable agreement; and (2) the number of shares received in the initial delivery of shares, including any shares received at the completion of the hedging period under collared ASRs.
The upfront payment for the ASRs is initially accounted for in two components, including an upfront treasury stock repurchase transaction, reflecting the cost of the initial delivery of shares, and an unsettled forward contract indexed to our common stock. The unsettled forward contract component under all completed ASRs was equity classified at inception and remained equity classified through their respective final settlement. The initial repurchase of our common stock under the ASRs was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. Shares of our common stock received under the ASRs reduced the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share.
As of September 30, 2026, the final settlement of the September 2026 ASR had not occurred and the related forward contract remained unsettled and equity classified. At the final settlement of the September 2026 ASR, we may be entitled to receive additional shares of our common stock, or, under certain limited circumstances, be required to make an additional cash payment to Citi or, if we so elect, deliver shares of our common stock to Citi. The final settlement of the September 2026 ASR is expected to occur in the fourth quarter of 2026, which is subject to acceleration at the option of Citi or extensions due to market disruption events or additional valuation periods required to calculate our obligation if necessary.
As of September 30, 2026, no amount remained available under the share repurchase programs authorized by our Board in July 2025 and March 2026. As of September 30, 2026 and December 31, 2025, we recorded an excise tax liability associated with these share repurchases of $6.8 million and $1.8 million, respectively.
On October 21, 2026, our Board approved a share repurchase program authorizing up to $2.0 billion in aggregate repurchases of our common stock (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract), through October 21, 2027.

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
10. Income Taxes
Our effective income tax rate (ETR) for the nine months ended September 30, 2026 and 2025 was 19 percent and 24 percent, respectively. Our ETR for the nine months ended September 30, 2026 decreased compared to the same period in 2025 primarily due to increased excess tax benefits from share-based compensation, partially offset by nondeductible in-process research and development (IPR&D) expense related to the acquisition of Thymmune Therapeutics, Inc. (Thymmune). See Note 13—Asset Acquisition.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes provisions that allow both the immediate deduction of domestic research and experimental expenditures and the full expensing of the cost of certain qualifying assets in the year placed in service. The impacts of the OBBBA were reflected in our consolidated financial statements beginning in the period of enactment and continue to be reflected in the period ended September 30, 2026, resulting in decreases to both our deferred tax assets and cash tax liabilities. The OBBBA provisions did not have a material impact on our ETR for the nine-month period ended September 30, 2026.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2026 and December 31, 2025, our unrecognized tax benefits, including related interest, were approximately $37.6 million and $28.7 million, respectively.
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
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other sources of revenues were as follows (in millions):

	Three Months Ended September 30,
2026	Tyvaso DPI	Nebulized Tyvaso	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$378.5	$125.3	$122.0	$145.0	$52.3	$4.5	$4.9	$832.5
Cost of sales(1)	49.9	6.5	16.0	8.5	5.1	2.1	11.0	99.1
Gross profit (loss)	$328.6	$118.8	$106.0	$136.5	$47.2	$2.4	$(6.1)	$733.4

2025
Total revenues	$336.2	$141.8	$125.9	$131.1	$47.9	$9.7	$6.9	$799.5
Cost of sales(1)	55.3	6.7	13.1	6.8	3.6	4.4	11.0	100.9
Gross profit (loss)	$280.9	$135.1	$112.8	$124.3	$44.3	$5.3	$(4.1)	$698.6

	Nine Months Ended September 30,
2026	Tyvaso DPI	Nebulized Tyvaso	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$1,035.4	$378.5	$374.9	$406.3	$171.1	$14.1	$17.0	$2,397.3
Cost of sales(1)	184.2	24.0	49.5	22.0	12.1	6.1	34.1	332.0
Gross profit (loss)	$851.2	$354.5	$325.4	$384.3	$159.0	$8.0	$(17.1)	$2,065.3

2025
Total revenues	$953.9	$460.0	$398.8	$375.7	$164.5	$22.2	$17.4	$2,392.5
Cost of sales(1)	151.9	20.8	41.2	21.8	11.6	9.7	24.0	281.0
Gross profit (loss)	$802.0	$439.2	$357.6	$353.9	$152.9	$12.5	$(6.6)	$2,111.5

Quarterly Report	19

Part I. Financial Information
(1)During the three and nine months ended September 30, 2026, we recorded $11.4 million and $75.5 million of inventory reserve expense, respectively, as compared to $11.6 million and $27.1 million for the same periods in 2025. Tyvaso DPI inventory reserve expense accounts for $0.4 million and $47.5 million of the total inventory reserve expense recorded during the three and nine months ended September 30, 2026, respectively, as compared to $9.6 million and $20.4 million for the same periods in 2025. The Tyvaso DPI inventory reserve expense increased in the nine months ended September 30, 2026 primarily because we recorded estimated losses of $34.4 million related to a commercial supply agreement. This agreement is intended to provide us with sufficient inventory to meet the needs of our patients.
(2)Total revenues and cost of sales include sales of infusion devices, including the Remunity® and RemunityPRO® Pumps.
Geographic revenues are determined based on the country to which our products are shipped. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

	Three Months Ended September 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$378.2	$0.3	$378.5	$336.2	$—	$336.2
Nebulized Tyvaso	118.0	7.3	125.3	133.9	7.9	141.8
Total Tyvaso	496.2	7.6	503.8	470.1	7.9	478.0
Remodulin(1)	108.5	13.5	122.0	110.7	15.2	125.9
Orenitram	145.0	—	145.0	131.1	—	131.1
Unituxin	49.9	2.4	52.3	46.5	1.4	47.9
Adcirca	4.5	—	4.5	9.7	—	9.7
Other	4.4	0.5	4.9	6.7	0.2	6.9
Total revenues	$808.5	$24.0	$832.5	$774.8	$24.7	$799.5

	Nine Months Ended September 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$1,035.1	$0.3	$1,035.4	$953.5	$0.4	$953.9
Nebulized Tyvaso	340.3	38.2	378.5	413.0	47.0	460.0
Total Tyvaso	1,375.4	38.5	1,413.9	1,366.5	47.4	1,413.9
Remodulin(1)	316.7	58.2	374.9	344.6	54.2	398.8
Orenitram	406.3	—	406.3	375.7	—	375.7
Unituxin	157.9	13.2	171.1	158.8	5.7	164.5
Adcirca	14.1	—	14.1	22.2	—	22.2
Other	15.9	1.1	17.0	16.4	1.0	17.4
Total revenues	$2,286.3	$111.0	$2,397.3	$2,284.2	$108.3	$2,392.5
(1) Net product sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Distributor 1	50%	52%	50%	52%
Distributor 2	40%	37%	37%	36%
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
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. The issue of what, if any, damages Sandoz is entitled to based on the court’s decision on the contract claim went to trial. On November 1, 2024, the court entered a final judgment in favor of Sandoz, ordering us to pay to Sandoz (1) approximately $61.6 million in damages; (2) prejudgment interest in the amount of approximately $9.0 million; and (3) post-judgment interest. All parties appealed the final judgment, including the court’s March 30, 2022 summary judgment decision, to the U.S. Court of Appeals for the Third Circuit.
We accrued a liability of $71.1 million during 2024, an additional $3.0 million during 2025, and an additional $2.4 million during 2026 through the third quarter, reflecting, in the aggregate, the damages and prejudgment interest amounts awarded in the final judgment, as well as post-judgment interest accrued through September 30, 2026.
On October 7, 2026, the Third Circuit entered a decision (1) affirming the grant of summary judgment dismissing the antitrust and state unfair competition claims, citing our procompetitive conduct; (2) reversing the District Court’s finding that we breached our contract with Sandoz and remanding these claims to the District Court; and (3) reversing the District Court’s dismissal of the tortious interference claims, and remanding these claims to the District Court.
As more fully discussed below, on October 13, 2026, we entered into a settlement agreement with Liquidia Technologies, Inc. (Liquidia) (the Settlement Agreement) that provides for, among other terms, the settlement of all claims related to this matter in exchange for a $10.0 million payment by us to Liquidia. In exchange for this payment, Liquidia agreed to obtain any third-party approvals and consents, including from Sandoz, necessary to secure dismissal of the litigation. We made the $10.0 million payment to Liquidia on October 16, 2026. The case was dismissed by the District Court on October 28, 2026.
As a result of the Settlement Agreement, we recorded a $66.5 million reversal of the previously accrued liability, resulting in a remaining liability of $10.0 million as of September 30, 2026. We recorded the reversal within selling, general, and administrative in our consolidated statements of operations for the three and nine months ended September 30, 2026, and classified the remaining liability within other current liabilities in our consolidated balance sheet as of September 30, 2026.
Litigation with Liquidia Technologies, Inc.
Since March 2020, we have been engaged in litigation with Liquidia regarding its efforts to obtain FDA approval for Yutrepia®, a dry powder inhalation formulation of treprostinil. Liquidia received final approval from the FDA to market Yutrepia to treat pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD) in May 2025 and launched commercial sales in June 2025. The litigation included our patent infringement lawsuit against Liquidia, alleging infringement of U.S. Patent No. 11,826,327 (the ’327 patent), which expires February 3, 2042, a lawsuit filed by Liquidia against us alleging that Tyvaso DPI infringes U.S. Patent No. 10,898,494 (the ’494 patent), which expires May 5, 2037, and our lawsuit against Liquidia alleging that Yutrepia infringes U.S. Patent No. 11,357,782 (the ’782 patent), which expires May 14, 2027.
In June 2021, we filed a motion in one of our earlier patent cases against Liquidia in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia executive, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Dr. Roscigno in North Carolina state court. Discovery is complete. On January 5, 2024, Dr. Roscigno filed a motion for summary judgment, which was denied on July 31, 2024. On July 3, 2024, Liquidia filed a motion for summary judgment, which was denied on July 23, 2025. The court scheduled trial to commence in January 2027.
We filed a new complaint on May 29, 2024, to commence a separate, related case against Liquidia and Dr. Roscigno in North Carolina state court. That case is in its early stages, and the parties are currently engaged in discovery.
On September 30, 2026, the U.S. District Court for the District of Delaware ruled that Yutrepia infringes two valid claims of the ‘327 patent. The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages.

Quarterly Report	21

Part I. Financial Information
On October 13, 2026, we entered into the Settlement Agreement, under which we and Liquidia agreed to seek dismissal with prejudice of all of the foregoing actions (except that we may continue to pursue our claims against Dr. Roscigno). The parties also agreed to releases that become effective upon: (1) our receipt of the $185.0 million payment from Liquidia described below and Liquidia’s receipt of the $10.0 million payment from us described above; (2) our receipt of a Liquidia officer’s declaration confirming cessation of marketing, promotion, distribution, sales, and offers for sale of Yutrepia bearing the PH-ILD indication following regulatory approval of the label amendment; and (3) dismissal of the covered proceedings. Key terms of the Settlement Agreement include the following:
•Liquidia agreed to pay us an aggregate of $330.4 million, consisting of: (1) $185.0 million, representing an estimate of damages for past sales of Yutrepia for PH-ILD, which we received on October 19, 2026; and (2) $145.4 million, representing an agreed estimate of damages for continuing sales of Yutrepia to PH-ILD patients after execution of the Settlement Agreement, payable in two equal installments of $72.7 million each on or before February 1, 2027 and April 30, 2027. We expect to recognize a gain of $330.4 million within total other income, net in our consolidated statements of operations in the fourth quarter of 2026.
•Liquidia agreed to immediately file with the FDA a supplement to its new drug application for Yutrepia to remove the PH-ILD indication and references to PH-ILD from the product’s labeling, and to diligently and urgently pursue FDA approval of that amendment. Such a supplement had already been filed by Liquidia on October 1, 2026, as a result of the District Court decision in the ’327 patent infringement case. Pending FDA approval of the label amendment, Liquidia may continue to sell Yutrepia under its current labeling subject to the Settlement Agreement, but Liquidia must immediately cease, desist, and terminate all activities related to the marketing, advertising, promotion, proactive medical education, and detailing of Yutrepia for the treatment of PH-ILD. Upon FDA approval of the label amendment, Liquidia must immediately cease all sales of Yutrepia bearing the PH-ILD indication.
•Going forward, Liquidia agreed that it will only market, detail, and promote Yutrepia to healthcare practitioners who, to Liquidia’s knowledge, treat patients with PAH. Liquidia must send letters to healthcare practitioners advising that PH-ILD patients prescribed Yutrepia should be transitioned to an alternative therapy and to specified payers requesting immediate denial of prior authorization requests for Yutrepia for PH-ILD, and must instruct its sales force to no longer use marketing and detailing information containing any reference to PH-ILD or the INCREASE study. With immediate effect, Liquidia must include a mandatory certification with a checkbox that must be completed on any referral form, voucher application, prescription, or similar document for Yutrepia certifying that the patient has Group 1 PAH (or, in the future, any additional indication for which Yutrepia has received FDA approval), and require healthcare practitioners to certify the accuracy of the form. Liquidia must also send letters to all pharmacies carrying Yutrepia instructing them to include the mandatory Group 1 PAH certification on their own referral forms and to obtain verbal attestations from healthcare practitioners for pending referrals on old forms or forms lacking the certification. Liquidia must also terminate cohorts of its ASCENT clinical trial of Yutrepia that are studying PH-ILD as promptly as practicable, cease and desist from publishing any new data, and cease and desist disseminating already-published data, from cohorts of the ASCENT trial that are studying PH-ILD until after the expiration of the ’327 patent.
•The parties have also agreed to certain covenants not to sue each other, and Liquidia agreed not to challenge certain of our patents subject to certain exceptions.
Unless earlier terminated, the Settlement Agreement expires on the later of (1) the expiration of our applicable patents containing a valid claim directed to PH-ILD; and (2) the expiration of the last valid claim of the applicable Liquidia patents. The applicable patents include our ’327 and ’782 patents and the ’494 patent for Liquidia, together with the related patents and patent applications specified in the Settlement Agreement. The labeling, promotional, and patent-challenge obligations described above expire on the earlier of the end of the term and the expiration of our applicable patents containing a valid claim directed to PH-ILD.
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
Litigation with Humana and United Healthcare
Humana Inc. (Humana) and United Healthcare Services, Inc. (United) filed separate lawsuits against us in the U.S. District Court for the District of Maryland in December 2022 and November 2022, respectively. Each of these lawsuits includes allegations similar to those in the MSP Recovery matter discussed above concerning our charitable contributions to CVC. In particular, these lawsuits allege that our donations to CVC violated RICO and various state laws. We filed motions to dismiss both of these lawsuits in March 2023. On March 25, 2024, the court dismissed both the Humana and United complaints in their entirety. In both cases, the RICO claims were dismissed with prejudice. In the Humana case, the state law claims were dismissed without prejudice, and in the United case, some of the state law claims were dismissed with prejudice, while others were dismissed without prejudice. Neither Humana nor United filed an appeal, and their deadlines for filing appeals have passed.
On April 24, 2024, Humana and United each filed lawsuits against us in the Circuit Court for Montgomery County, Maryland. These lawsuits include allegations similar to those in their lawsuits discussed above concerning charitable contributions. Humana and United allege that our donations to CVC give rise to common law causes of action, violations of state consumer protection statutes, and violations of insurance fraud statutes under the laws of various states. On July 22, 2024, we filed motions to dismiss both of these lawsuits. Oral argument on these motions to dismiss took place on October 24, 2024. On September 23, 2025, the court dismissed both lawsuits with prejudice. On October 20, 2025, Humana and United each appealed the court’s decision to the Appellate Court of Maryland, and those appeals are currently pending. Oral argument is scheduled for November 9, 2026.
We intend to continue to vigorously defend ourselves against the claims made in these lawsuits.
Litigation with Boehringer Ingelheim
Following the announcement of our successful TETON-1 clinical study of Nebulized Tyvaso in patients with idiopathic pulmonary fibrosis (IPF), a number of pharmaceutical sales representatives left Boehringer Ingelheim Pharmaceuticals, Inc. (Boehringer) to join our sales force to promote Nebulized Tyvaso for the treatment of PH-ILD, and to prepare for the eventual launch of Nebulized Tyvaso for the treatment of IPF following the anticipated FDA approval of this indication.
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
We also believe that Boehringer has failed to adequately plead viable causes of action against us. On August 20, 2026, we filed a motion to dismiss the complaint and filed our opening brief in support of that motion on September 21, 2026. On September 11, 2026, we filed a motion to stay discovery that Boehringer had initiated on August 7, 2026. On September 25,

Quarterly Report	23

Part I. Financial Information
2026, before responding to our motion to dismiss, Boehringer filed its opposition to our motion to stay discovery, and simultaneously filed a motion to expedite discovery, more than two months after initiating the lawsuit and seven weeks after serving discovery. On October 5, 2026, the court denied both Boehringer’s motion to expedite discovery and our motion to stay discovery and on October 22, 2026, Boehringer filed an amended complaint, and the parties are engaged in discovery.
13. Asset Acquisition
On July 1, 2026, we acquired all outstanding equity of Thymmune, a preclinical-stage company developing scalable, regenerative thymic cell therapies for the potential treatment of post-transplant organ tolerance, immunodeficiencies, and autoimmune diseases, for an upfront cash payment of approximately $140.0 million, subject to customary purchase price adjustments. The consideration for the acquisition also includes potential earnout consideration of up to $160.0 million, payable in cash to former Thymmune equityholders, upon the timely achievement of specified clinical and regulatory milestones for Thymmune's lead program, THY-100, consisting of (1) up to $60.0 million if the first patient is dosed in the initial human clinical trial on or before December 31, 2028; and (2) $100.0 million if the FDA accepts a Biologics License Application for review on or before December 31, 2031.
We accounted for this transaction as an asset acquisition, as substantially all of the fair value of the acquired assets was concentrated in a single IPR&D asset. We allocated $133.6 million of the purchase price to the IPR&D asset and, because the IPR&D asset had no alternative future use, expensed that amount immediately to research and development in our consolidated statements of operations for the three and nine months ended September 30, 2026. Because we accounted for this transaction as an asset acquisition, we will record the associated contingent consideration when the contingency is resolved and the consideration is paid or becomes payable. The amount allocated to the IPR&D asset is not deductible for tax purposes and was capitalized into the tax basis of the equity we acquired.
14. Subsequent Event
We entered into an Exclusive License Agreement, dated November 15, 2018 (the License Agreement), with Arena Pharmaceuticals, Inc., a subsidiary of Pfizer Inc. (Arena). The License Agreement granted to us perpetual, irrevocable, and exclusive rights to develop, manufacture, and commercialize ralinepag in exchange for (1) an upfront payment of $800.0 million paid on January 24, 2019; (2) a one-time milestone payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (3) a one-time milestone payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain, or Germany for an oral version of ralinepag to treat any indication; and (4) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third-party license payments.
On November 3, 2026, we entered into an amendment to the License Agreement and made a lump-sum payment of $525.0 million to Arena in exchange for eliminating our obligation to pay royalties on future net sales of any pharmaceutical product containing ralinepag as an active ingredient (the Royalty Substitution Payment), including, if approved, ralinepag extended-release tablets and ralinepag DPI. We expect to recognize an expense of $525.0 million within research and development in our consolidated statements of operations in the fourth quarter of 2026 in connection with the Royalty Substitution Payment. Milestone payment obligations pursuant to the License Agreement remain in place.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations about future outcomes and on information available to us through the date this Report is filed with the SEC, include, among others, statements related to the following:
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
•The expected volume and timing of sales of our commercial products, as well as potential future commercial products, including the anticipated effect of various sales, marketing, research and development efforts on sales of these products;
•The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including our efforts to obtain FDA approval for Nebulized Tyvaso to treat IPF and ralinepag extended-release tablets to treat PAH and the potential impact of quality issues affecting our suppliers on such efforts;
•The outcome of pending and potential future legal and regulatory actions by the FDA and other regulatory and government enforcement agencies related to our products and potential competitive products;
•The parties’ compliance with, and the implementation and impact of, our settlement agreement with Liquidia Technologies, Inc. (Liquidia), including the timing and receipt of remaining payments, the removal of PH-ILD from the Yutrepia label, and the potential impact on sales of Nebulized Tyvaso and Tyvaso DPI for PH-ILD;
•The timing and outcome of ongoing litigation, including our litigation with Humana Inc., United Healthcare Services, Inc., MSP Recovery Claims, Series LLC, and related entities; and the lawsuit filed against us by Boehringer Ingelheim Pharmaceuticals, Inc.;
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
•Adcirca, an oral immediate-release tablet form of the PDE-5 inhibitor tadalafil, approved by the FDA to improve exercise ability in PAH patients. We sell Adcirca under an in-license from Eli Lilly and Company (Lilly) that expires December 31, 2026. We have no plans to enter into an amendment to extend the term of the license, and our rights to commercialize Adcirca will terminate upon its expiration.
Revenues
Our total revenues consist primarily of sales of the commercial products noted above, including the delivery devices (in the case of Tyvaso DPI, Nebulized Tyvaso, and Remodulin). We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso DPI, Nebulized Tyvaso, Remodulin, the Remunity and RemunityPRO Pumps, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with Cencora Global Procurement Ltd. to distribute Unituxin in the United States. We also sell Nebulized Tyvaso, Remodulin, and Unituxin to distributors internationally. We currently sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of our products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. We also derive revenues from the sale of commercial ex vivo lung perfusion services, which are presented under Other within Note 11—Segment Information to our consolidated financial statements included in this Report.
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
We settled litigation with Sandoz Inc. (Sandoz) related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through September 30, 2026, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We recently entered into an agreement with Liquidia to settle the litigation brought against us by Sandoz and its former marketing partner, RareGen, LLC (now known as Liquidia PAH, LLC, a subsidiary of Liquidia Corporation, the parent company of Liquidia) (RareGen), related to the infusion devices used to administer Remodulin subcutaneously, and the case was dismissed by the District Court on October 28, 2026. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil was made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the Smiths Medical CADD MS-3 pump. In

26	United Therapeutics, a public benefit corporation

Part I. Financial Information
October 2026, Liquidia announced that it has terminated its agreement with Sandoz related to the promotion of generic treprostinil. See Note 12—Litigation, to our consolidated financial statements included in this Report.
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
We recently agreed to settle patent litigation with Liquidia concerning Yutrepia. Specifically, we alleged that Yutrepia infringes a patent we own covering the treatment of PH-ILD to improve exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. On September 30, 2026, the District Court ruled that Liquidia’s product infringes two valid claims of this patent. As a result of this decision, on October 1, 2026, Liquidia filed a supplement to its NDA to remove the PH-ILD indication from the Yutrepia labeling. Under our settlement agreement with Liquidia (Settlement Agreement), Liquidia is required to diligently seek approval of this updated label. In addition, our Settlement Agreement permits Liquidia to continue to sell Yutrepia under its current labeling, but must immediately cease, desist, and terminate all activities related to the marketing, advertising, promotion, proactive medical education, and detailing of Yutrepia for the treatment of PH-ILD. Upon FDA approval of the label amendment, Liquidia must immediately cease all sales of Yutrepia bearing the PH-ILD indication. We believe this outcome will result in an increase in the number of patients being prescribed Nebulized Tyvaso and Tyvaso DPI for PH-ILD, although the timing and extent of this impact is uncertain as it is unclear to what extent Yutrepia will continue to be used off-label to treat PH-ILD. Under our settlement agreement, Liquidia also agreed to pay us $330.4 million as an estimate of past and future damages resulting from infringing sales of its product.
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
Research and Development
Our research and development expenses primarily include costs associated with the research and development of new products, new indications for existing products, and various post-marketing research activities. These costs also include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs, and costs associated with payments to third-party contract manufacturers before FDA approval of the relevant product. Expenses also include costs to acquire certain in-process research and development (IPR&D) assets, costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development (including the $525.0 million payment we made to Arena Pharmaceuticals, Inc., a subsidiary of Pfizer Inc. (Arena) on November 3, 2026 in connection with an amendment to our licensing agreement with Arena (the Arena Amendment), discussed below, which we expect to record during the fourth quarter of 2026), and adjustments to the fair value of our contingent consideration obligations. We do not track fully burdened research and development expenses by individual product candidate.
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
Share-Based Compensation
Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation 2026 Stock Incentive Plan (the 2026 Plan), and we may grant restricted stock units to newly hired employees under our 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan). The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods. The fair value of stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Historically, we granted awards under our United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the Prior Plan), including during the first and second quarters of 2026, and our Share Tracking Awards Plan (the STAP). The 2026 Plan replaced the Prior Plan and no further awards may be granted under the Prior Plan, although awards previously granted under the Prior Plan remain outstanding in accordance with their terms. Issuance of awards under the STAP was discontinued in 2015 and all remaining outstanding STAP awards were exercised during the first quarter of 2025.
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

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON-1 and TETON-2 studies successful; sNDA under review by the FDA	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON-PPF study enrollment complete	Worldwide
Tyvaso DPI (treprostinil)	Inhaled	IPF, PPF	Preparing IND for phase 3 study in IPF	Worldwide
Ralinepag Extended-Release Tablets (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study successful; NDA under review by the FDA	Worldwide
Ralinepag DPI	Inhaled	PH-ILD, IPF, PPF	Pre-IND non-clinical testing	Worldwide
Treprostinil SMI	Inhaled	PAH, PH-ILD, IPF, PPF	Pivotal pharmacokinetic studies for PAH and PH-ILD ongoing	Worldwide
Treprostinil SMI	Inhaled	PH-COPD	IND cleared; preparing for phase 2 SUMMIT study	Worldwide
Treprostinil-Iloprost SMI	Inhaled PRN	PAH	IND cleared; preparing for phase 1 study	Worldwide
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
The TETON-2 study enrolled 597 patients and was conducted outside the United States and Canada. TETON-1 enrolled 598 patients in the United States and Canada. Treatment with Nebulized Tyvaso in these studies was well-tolerated, and the safety profile was consistent with previous Tyvaso studies and known prostacyclin-related adverse events. Benefits of Nebulized Tyvaso were observed across all subgroups, such as use of background therapy (nintedanib, pirfenidone, or no background therapy), smoking status, and supplemental oxygen use. In June 2026, we submitted a supplemental NDA (sNDA) to the FDA to add IPF to the labeled indications for Nebulized Tyvaso. In September 2026, we were notified that the FDA had accepted our sNDA with a user fee goal date of April 26, 2027. We believe there are approximately 100,000 IPF patients in the United States.
We are also conducting a phase 3 study of Nebulized Tyvaso called TETON-PPF for the treatment of progressive pulmonary fibrosis (PPF); we enrolled the first patient in TETON-PPF in October 2023. The primary endpoint of the TETON-PPF study is the change in absolute FVC from baseline to week 52. The TETON-PPF study was also prompted by a post-hoc analysis of data from the INCREASE study. PPF is a group of ILD conditions that exhibit progressive, self-sustaining fibrosis, and a similar disease course to IPF. PPF includes idiopathic interstitial pneumonias, autoimmune ILDs, chronic fibrosing hypersensitivity pneumonitis, and fibrotic ILDs related to environmental/occupational exposure. We completed enrollment of the study in

Quarterly Report	29

Part I. Financial Information
August 2026, with 754 patients. We expect topline data from the TETON-PPF study will be available in the second half of 2027.
While estimates vary, we believe the size of the U.S. PPF population is approximately 200,000 patients.
We and our distributors will also consider seeking amendments to the marketing authorizations for Nebulized Tyvaso in other countries where it is approved, to include IPF and/or PPF indications, and we will also consider seeking approval of Nebulized Tyvaso for these indications in countries where it is not yet approved. Based on FDA pre-IND feedback, we are preparing an Investigational New Drug application (IND) to enable us to conduct a pivotal clinical trial of Tyvaso DPI to treat patients with IPF. We intend to conduct a similar study to treat patients with PPF pending the outcome of TETON-PPF. Both the FDA and the European Medicines Agency (EMA) have granted orphan designation for treprostinil to treat IPF. In October 2026, our distributor Grupo Ferrer announced that the EMA accepted for review its marketing authorization application for Nebulized Tyvaso to treat IPF.
Treprostinil SMI
We are developing a version of inhaled treprostinil that will be a drug-device combination consisting of treprostinil solution and a device known as a soft mist inhaler (SMI). SMI devices are propellant-free, hand-held mechanical devices with no compressor, tubing, or power source, which deliver an aerosol cloud of medication via a single breath. SMI devices would be more convenient for our patients than the current Tyvaso nebulizer, which requires several breaths using a much larger, electrically powered device. SMI devices are pocket-sized and disposable, require low upkeep, and include a pre-filled, multi-dose cartridge of drug product that is stored at room temperature and easily inserted into the device to begin use. Due to the multi-dose cartridge, which is intended to provide sufficient doses for up to 14 days of use, there is no need to fill the SMI device every day like a nebulizer. SMI devices may offer a more favorable tolerability profile than dry powder inhalers in patients prone to cough. We are targeting the same indications for which Nebulized Tyvaso is already approved (PAH and PH-ILD), as well as those for which we plan to seek FDA approval in the future (IPF and PPF), following completion of pivotal safety and efficacy trials. We are currently conducting pivotal pharmacokinetic studies to establish comparability between treprostinil SMI and Nebulized Tyvaso, to support a 505(b)(1) NDA for PAH and PH-ILD. In September 2026, we submitted an IND to the FDA to enable us to conduct a phase 2 study (known as SUMMIT) of treprostinil SMI to treat patients with pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD). In October 2026, this IND cleared, and we are preparing to commence the SUMMIT study.
We previously conducted a separate study, known as the PERFECT study, of Nebulized Tyvaso in patients with PH-COPD. While that study was not successful, we have designed the SUMMIT study with learnings from the PERFECT study, including the design of the trial and the patient inclusion criteria, and we also believe an SMI device may provide benefits not seen in the PERFECT study as the SMI device technology is already widely used by COPD patients to administer bronchodilator treatments.
While estimates vary, we believe the size of the U.S. PH-COPD population is approximately 400,000-800,000 patients.
Treprostinil-Iloprost SMI
We are developing a fixed-dose, drug-device combination product consisting of treprostinil and iloprost solution and an SMI. We are targeting this product for pro re nata (PRN), or “as-needed,” use for PAH patients whose primary therapy is either an oral or inhaled prostacyclin-class therapy who may from time to time need a bridge between doses to provide episodic PAH symptom relief. Iloprost is a prostacyclin-class therapy that is approved by the FDA to treat PAH via nebulized inhalation solution. Based on a preclinical research study, we believe there may be beneficial synergies when treprostinil and iloprost are dosed together on a PRN basis. In October 2026, our IND with the FDA was cleared, enabling us to commence a phase 1 pharmacokinetics and safety study in healthy volunteers, and eventually, a pivotal efficacy study in PAH patients.
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

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
Benefits were consistent across all patient subgroups, including time since diagnosis, disease etiology, baseline 6MWD, and use of background therapies, reinforcing the robustness of the treatment effect and the potential broad therapeutic relevance of ralinepag. Treatment with ralinepag was well-tolerated and the safety profile was consistent with known prostacyclin-related adverse events.
In June 2026, we submitted an NDA to the FDA seeking approval to market ralinepag extended-release tablets for PAH. In August 2026, we were notified that the FDA had accepted our NDA and established a user fee goal date of June 24, 2027.
We currently rely on a single contract manufacturer, ScinoPharm Taiwan, Ltd. (ScinoPharm), to produce ralinepag active pharmaceutical ingredient (API), including the API intended for our planned initial commercial supply of ralinepag tablets. In late September 2026, we were notified that the FDA had classified the outcome of a current Good Manufacturing Practices (cGMP) inspection of ScinoPharm’s facility as “Official Action Indicated” (OAI), meaning that the facility is in an unacceptable state of compliance, and that the FDA may consider regulatory and/or administrative actions. The FDA has indicated that satisfactory resolution of the deficiencies identified in this inspection of the ScinoPharm facility, likely confirmed by the FDA after a cGMP reinspection and/or a preapproval inspection, will be required before the FDA can approve our NDA for ralinepag tablets.
We are in ongoing discussions with ScinoPharm about the potential impact of the FDA’s findings on the FDA’s review of our NDA and ScinoPharm’s plan to restore compliance at their facility. As discussed in Part II, Item 1A—Risk Factors, our ability to control regulatory compliance by third-party manufacturers is limited. There can be no assurance that ScinoPharm’s facility will be determined compliant, or that any required subsequent FDA inspections can be completed before the anticipated June 2027 action date for our ralinepag NDA. If the FDA does not determine that the facility is in compliance with cGMP requirements in the manufacture of ralinepag API, it may issue a complete response letter (CRL) with respect to our NDA, which could delay the approval and launch of the ralinepag extended-release tablets.
We are working to qualify our Silver Spring, Maryland facility to manufacture our primary commercial supply of ralinepag API, and also evaluating alternative third-party manufacturers. However, qualifying any new manufacturing source is a lengthy and uncertain process that likely will not be completed in advance of the anticipated June 2027 action date for our ralinepag NDA.
If and when approved and launched, we expect ralinepag’s once-daily dosing profile to position it favorably compared with Uptravi (selexipag), which is a twice-daily IP-receptor agonist marketed by Johnson & Johnson for the treatment of PAH. In 2025, Johnson & Johnson reported global sales of Uptravi of over $1.9 billion, including over $1.5 billion in U.S. sales, reflecting a growth rate of approximately 5 percent over 2024.
Triple Combination Therapy
We are developing an oral triple combination therapy consisting of multiple strengths of ralinepag, an endothelin receptor antagonist (ERA), and a PDE-5 inhibitor intended to provide convenient means of dosing patients with existing first-line oral therapies for PAH (an ERA and a PDE-5 inhibitor), along with once-daily ralinepag. We have completed formulation development and dosage design work and proposed to the FDA that we would conduct an initial study in healthy volunteers to demonstrate bioequivalence between the triple combo product and the three individual drugs. In October 2026, we received feedback from the FDA indicating that this study would not be sufficient to support approval, and that a full factorial pivotal clinical study would be needed to assess the safety and efficacy of the individual components of the product, which would include arms that would limit patients’ available therapeutic options for the duration of the study. Due to the challenges in executing such a study, this program is paused while we consider alternative development pathways.
Ralinepag DPI
We are developing a dry powder inhalation (DPI) version of ralinepag. In August 2025, we exercised the option under our license and collaboration agreement with MannKind Corp. to develop ralinepag DPI utilizing the dry powder formulation technology used to manufacture Tyvaso DPI. We believe the half-life of ralinepag may support once-daily dosing of ralinepag DPI. We are currently in the process of conducting IND-enabling non-clinical studies. In parallel, we are planning a phase 1 study in healthy volunteers to characterize the pharmacokinetic profile of ralinepag inhalation powder, and evaluate systemic exposure relative to oral ralinepag extended-release tablets. This study will inform our subsequent clinical development plans. We initially intend to seek FDA approval of ralinepag DPI for PH-ILD. We also plan to seek approval for the treatment of IPF and PPF, which will require us to conduct additional clinical studies assessing safety and efficacy in patients with these conditions. Under the terms of our expanded agreement with MannKind, we will pay MannKind up to $35 million in development milestones and a 10 percent royalty on net sales of ralinepag DPI. In October 2026, we completed construction of a manufacturing facility in Research Triangle Park, North Carolina, which we plan to use to manufacture ralinepag DPI.

Quarterly Report	31

Part I. Financial Information
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
In January 2025, the FDA cleared our IND related to the EXPAND study of our UKidney product. This study is expected to enroll an initial cohort of six end-stage renal disease patients, expanding to up to 50 participants, and we intend to use the results of this study to support a Biologics License Application (BLA) with the FDA. This study is designed as a combination phase 1/2/3 trial (sometimes referred to as a “phaseless” study) to evaluate safety and efficacy seamlessly without moving through separate phase 1, phase 2, and phase 3 studies that are typically associated with conventional drug and biologic approvals. The first transplant in this study occurred in the fourth quarter of 2025, and the study is ongoing.
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
In February 2024, we completed a designated pathogen-free (DPF) facility in Virginia. We expect this DPF facility to supply xenografts compliant with FDA cGMP for human clinical trials, with a target capacity of up to 125 organs per year. In August and October 2026, we completed construction of two additional DPF facilities of similar size and capacity to the Virginia facility in Minnesota and Texas, respectively. While we believe these DPF facilities will be capable of producing organs for commercial use, we are also planning to build additional and potentially larger cGMP DPF facilities for commercial use. While these projects will be capital-intensive, the timing and volume of these expenditures will be staggered and paced in a manner intended to balance our need to address market demand as soon as possible following FDA approval with the need to defer the most significant capital expenditures until we achieve certain clinical trial milestones.

32	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
•IVIVA. In October 2023, we completed the acquisition of IVIVA Medical, Inc. (IVIVA), a preclinical-stage company based in Massachusetts, focused on bio-artificial manufactured kidney alternative products. IVIVA’s preclinical implantable kidney alternative product uses autologous cells to mimic important physiological functions of native kidneys in recipients to support their native kidney function without the need for immunosuppression. The product is designed to replace the need for external kidney dialysis.
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

Quarterly Report	33

Part I. Financial Information
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
Future Prospects
We anticipate that revenue growth over the near-term will be driven primarily by: (1) continued growth in sales of Tyvaso DPI, including as a result of the expected removal of PH-ILD from the Yutrepia label; (2) growth in the number of PH-ILD patients prescribed Tyvaso DPI and Nebulized Tyvaso, which we believe will accelerate as a result of the anticipated removal of PH-ILD from the Yutrepia label; (3) the launch of ralinepag extended-release tablets for PAH, following FDA approval; (4) the launch of Nebulized Tyvaso for the treatment of IPF, following FDA approval; (5) FDA approval and launch of treprostinil SMI; (6) continued growth in the number of patients prescribed Orenitram; and (7) modest price increases for some of our products. We believe that additional revenue growth in the medium- and longer-term will be driven by the additional products and indications described above under Research and Development.
Our ability to achieve our objectives, grow our business, and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials, and regulatory approval applications for new products and new indications for existing products; (2) the timing and degree of our success in commercially launching new products and new indications for existing products; (3) the demand for our products and the effects of our patient access programs on the timing and amount of revenues; (4) the net price of our products and the reimbursement of our products by public and private health insurance organizations, including the impact on such net prices and reimbursement amounts as a result of the IRA, MFN, and other government initiatives focused on drug pricing, and as a result of additional payer rebates, and the timing and degree of success in obtaining reimbursement for new products and new indications for existing products; (5) competition within our industry, including competition from generic companies, competition from Winrevair and Yutrepia, which launched in the United States in 2024 and 2025, respectively, competition from Boehringer’s Jascayd, which was approved for IPF and PPF in the fourth quarter of 2025; and the potential launch of new branded and generic therapies for PAH, PH-ILD, IPF, and/or PPF, such as Insmed Incorporated’s treprostinil palmitil inhalation powder (TPIP) and Liquidia’s L606; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Report.
We operate in a highly competitive market in which several large pharmaceutical companies control many of the available PAH therapies, including Merck, which received FDA approval for Winrevair (sotatercept-csrk) to treat PAH in March 2024. These pharmaceutical companies are well established in the market and possess greater financial, technical, and marketing resources than we do. In addition, Yutrepia was approved by the FDA in May 2025 for treatment of PAH and PH-ILD, and the product was launched commercially in June 2025. In October 2026, we entered into the Settlement Agreement with Liquidia which requires Liquidia to, among other actions, file with the FDA an amendment to its NDA for Yutrepia to remove the PH-ILD indication and references to PH-ILD from the product’s labeling. Competition from these products has adversely affected our treprostinil-based product sales, and competition from these and any future approved products could materially adversely affect our revenues. We believe revenues from our existing product portfolio will grow, particularly given the

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
addressable U.S. market opportunity for Tyvaso DPI and Nebulized Tyvaso in patients with PH-ILD, and given that Yutrepia will no longer be indicated for the treatment of PH-ILD following FDA approval of Liquidia’s label amendment. In addition, with the successful results of our ADVANCE OUTCOMES, TETON-1, and TETON-2 studies, we anticipate FDA approval of ralinepag extended-release tablets for PAH and Nebulized Tyvaso for the treatment of IPF in the near-term, subject, in the case of ralinepag, to resolution of the API manufacturing issues described above, providing the opportunity for significant revenue through the end of the decade and beyond.
Results of Operations
Three and Nine Months Ended September 30, 2026 and September 30, 2025
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Net product sales:
Tyvaso DPI	$378.5	$336.2	$42.3	13%	$1,035.4	$953.9	$81.5	9%
Nebulized Tyvaso	125.3	141.8	(16.5)	(12)%	378.5	460.0	(81.5)	(18)%
Total Tyvaso	503.8	478.0	25.8	5%	1,413.9	1,413.9	—	—%
Remodulin(1)	122.0	125.9	(3.9)	(3)%	374.9	398.8	(23.9)	(6)%
Orenitram	145.0	131.1	13.9	11%	406.3	375.7	30.6	8%
Unituxin	52.3	47.9	4.4	9%	171.1	164.5	6.6	4%
Adcirca	4.5	9.7	(5.2)	(54)%	14.1	22.2	(8.1)	(36)%
Other	4.9	6.9	(2.0)	(29)%	17.0	17.4	(0.4)	(2)%
Total revenues	$832.5	$799.5	$33.0	4%	$2,397.3	$2,392.5	$4.8	—%
(1)Net product sales include sales of infusion devices, including the Remunity and RemunityPRO Pumps.
Total Tyvaso net product sales increased five percent to $503.8 million for the three months ended September 30, 2026, as compared to $478.0 million for the same period in 2025, driven by an increase in Tyvaso DPI net product sales, partially offset by a decrease in Nebulized Tyvaso net product sales. For the nine months ended September 30, 2026, total Tyvaso net product sales were unchanged as compared to the same period in 2025, as an increase in Tyvaso DPI net product sales was offset by a decrease in Nebulized Tyvaso net product sales.
Tyvaso DPI net product sales increased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily due to an increase in quantities sold of $43.9 million and $66.8 million, respectively, and a price increase, partially offset by an increase in gross-to-net deductions.
Nebulized Tyvaso net product sales decreased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily due to a decrease in U.S. quantities sold of $20.0 million and $90.9 million, respectively, partially offset by a price increase.
Remodulin net product sales decreased for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to a decrease in U.S. quantities sold of $25.2 million, partially offset by an increase in international Remodulin net product sales.
We believe the availability of competitive therapies negatively impacted sales of Nebulized Tyvaso, Tyvaso DPI, and Remodulin for the three and nine months ended September 30, 2026.
Orenitram net product sales increased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily due to an increase in quantities sold of $14.9 million and $27.1 million, respectively, and a price increase, partially offset by an increase in gross-to-net deductions.

Quarterly Report	35

Part I. Financial Information
The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Three Months Ended September 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$378.2	$0.3	$378.5	$336.2	$—	$336.2
Nebulized Tyvaso	118.0	7.3	125.3	133.9	7.9	141.8
Total Tyvaso	496.2	7.6	503.8	470.1	7.9	478.0
Remodulin(1)	108.5	13.5	122.0	110.7	15.2	125.9
Orenitram	145.0	—	145.0	131.1	—	131.1
Unituxin	49.9	2.4	52.3	46.5	1.4	47.9
Adcirca	4.5	—	4.5	9.7	—	9.7
Other	4.4	0.5	4.9	6.7	0.2	6.9
Total revenues	$808.5	$24.0	$832.5	$774.8	$24.7	$799.5

	Nine Months Ended September 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI	$1,035.1	$0.3	$1,035.4	$953.5	$0.4	$953.9
Nebulized Tyvaso	340.3	38.2	378.5	413.0	47.0	460.0
Total Tyvaso	1,375.4	38.5	1,413.9	1,366.5	47.4	1,413.9
Remodulin(1)	316.7	58.2	374.9	344.6	54.2	398.8
Orenitram	406.3	—	406.3	375.7	—	375.7
Unituxin	157.9	13.2	171.1	158.8	5.7	164.5
Adcirca	14.1	—	14.1	22.2	—	22.2
Other	15.9	1.1	17.0	16.4	1.0	17.4
Total revenues	$2,286.3	$111.0	$2,397.3	$2,284.2	$108.3	$2,392.5
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

36	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Three Months Ended September 30, 2026
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2026	$251.3	$6.0	$1.0	$12.0	$270.3
Provisions attributed to sales in:
Current period	153.0	19.8	0.1	11.6	184.5
Prior periods	(5.5)	0.1	(0.2)	(0.1)	(5.7)
Payments or credits attributed to sales in:
Current period	(22.5)	(13.1)	—	(1.5)	(37.1)
Prior periods	(156.3)	(6.1)	(0.2)	(8.2)	(170.8)
Balance, September 30, 2026	$220.0	$6.7	$0.7	$13.8	$241.2

	Three Months Ended September 30, 2025
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2025	$173.8	$7.3	$1.6	$11.9	$194.6
Provisions attributed to sales in:
Current period	126.4	18.6	0.3	10.2	155.5
Prior periods	(6.2)	—	(0.2)	(0.4)	(6.8)
Payments or credits attributed to sales in:
Current period	(18.2)	(13.0)	—	(1.6)	(32.8)
Prior periods	(88.3)	(7.3)	(0.4)	(8.4)	(104.4)
Balance, September 30, 2025	$187.5	$5.6	$1.3	$11.7	$206.1

	Nine Months Ended September 30, 2026
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2026	$238.9	$6.3	$1.4	$11.7	$258.3
Provisions attributed to sales in:
Current period	427.1	56.2	0.5	32.1	515.9
Prior periods	(10.1)	(0.2)	1.3	(0.5)	(9.5)
Payments or credits attributed to sales in:
Current period	(225.1)	(49.5)	(0.1)	(18.6)	(293.3)
Prior periods	(210.8)	(6.1)	(2.4)	(10.9)	(230.2)
Balance, September 30, 2026	$220.0	$6.7	$0.7	$13.8	$241.2

	Nine Months Ended September 30, 2025
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2025	$140.8	$5.1	$2.2	$11.6	$159.7
Provisions attributed to sales in:
Current period	375.1	55.5	0.7	31.2	462.5
Prior periods	2.6	0.1	—	(0.5)	2.2
Payments or credits attributed to sales in:
Current period	(202.3)	(49.9)	—	(19.6)	(271.8)
Prior periods	(128.7)	(5.2)	(1.6)	(11.0)	(146.5)
Balance, September 30, 2025	$187.5	$5.6	$1.3	$11.7	$206.1

Quarterly Report	37

Part I. Financial Information
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Category:
Cost of sales	$98.0	$100.0	$(2.0)	(2)%	$328.9	$278.2	$50.7	18%
Share-based compensation expense(1)	1.1	0.9	0.2	22%	3.1	2.8	0.3	11%
Total cost of sales	$99.1	$100.9	$(1.8)	(2)%	$332.0	$281.0	$51.0	18%
(1)See Share-Based Compensation below.
Cost of sales, excluding share-based compensation. The increase in cost of sales for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in inventory reserve expense. Of this increased amount for the nine-month period, $34.4 million related to estimated losses under a commercial supply agreement intended to provide sufficient Tyvaso DPI inventory to meet the needs of our patients.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Category:
External research and development(1)	$77.1	$63.5	$13.6	21%	$206.1	$183.1	$23.0	13%
Internal research and development(2)	61.0	50.8	10.2	20%	173.3	155.0	18.3	12%
Share-based compensation expense(3)	11.1	8.4	2.7	32%	27.4	23.4	4.0	17%
Other(4)	130.0	4.8	125.2	NM(5)	156.9	49.0	107.9	220%
Total research and development expense	$279.2	$127.5	$151.7	119%	$563.7	$410.5	$153.2	37%
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
(3)See Share-Based Compensation below.
(4)Other primarily includes costs to acquire certain IPR&D assets, upfront fees and milestone payments to third parties under license agreements related to development-stage products, and adjustments to the fair value of our contingent consideration obligations.
(5)Calculation is not meaningful.
Research and development, excluding share-based compensation. The increase in research and development expense for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to: (1) an increase in IPR&D expense in connection with the acquisition of Thymmune, which we accounted for as an asset acquisition; (2) an increase in expenditures related to manufactured organ and organ alternative projects; and (3) an increase in expenditures related to cardiopulmonary treatment projects.
The increase in research and development expense for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to: (1) an increase in IPR&D expense in connection with the asset acquisition of Thymmune; (2) an increase in expenditures related to cardiopulmonary treatment projects; and (3) an increase in expenditures related to manufactured organ and organ alternative projects, partially offset by a decrease in milestone payments for drug delivery device technologies.

38	United Therapeutics, a public benefit corporation

Part I. Financial Information
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Category:
General and administrative(1)	$143.1	$123.7	$19.4	16%	$408.9	$372.9	$36.0	10%
Impairment of property, plant, and equipment (PP&E)	—	—	—	—%	—	21.7	(21.7)	(100)%
Litigation accrual	(66.5)	0.8	(67.3)	NM(3)	(66.5)	2.2	(68.7)	NM(3)
Sales and marketing	41.0	28.3	12.7	45%	107.0	85.9	21.1	25%
Share-based compensation expense(2)	28.8	29.8	(1.0)	(3)%	87.8	82.5	5.3	6%
Total selling, general, and administrative expense	$146.4	$182.6	$(36.2)	(20)%	$537.2	$565.2	$(28.0)	(5)%
(1)Excluding impairment of PP&E and litigation accrual. See Impairment of PP&E and litigation accrual sections below.
(2)See Share-Based Compensation below.
(3)Calculation is not meaningful.
General and administrative, excluding impairment of PP&E, litigation accrual, and share-based compensation. The increase in general and administrative expense for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to: (1) an increase in personnel expense due to growth in headcount; (2) an increase in legal expenses related to litigation matters; and (3) an increase in consulting expenses.
The increase in general and administrative expense for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to: (1) an increase in personnel expense due to growth in headcount; and (2) an increase in consulting expenses.
Impairment of PP&E. The decrease in impairment of PP&E during the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to the impairment charge to write down the carrying value of certain PP&E in 2025, which did not recur in 2026.
Litigation accrual. The changes in litigation accrual for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, were primarily due to the reversal of a previously accrued liability related to the Sandoz litigation matter, which we agreed to settle in October 2026 in connection with our Settlement Agreement with Liquidia. The Sandoz litigation matter was dismissed on October 28, 2026. See Note 12—Litigation, to our consolidated financial statements.
Sales and marketing, excluding share-based compensation. The increase in sales and marketing expense for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in personnel expense due to growth in headcount.
The increase in sales and marketing expense for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to: (1) an increase in personnel expense due to growth in headcount; and (2) an increase in consulting expenses.

Quarterly Report	39

Part I. Financial Information
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Category:
Stock options	$11.0	$11.3	$(0.3)	(3)%	$35.3	$30.9	$4.4	14%
Restricted stock units	29.1	27.1	2.0	7%	80.3	76.5	3.8	5%
STAP awards	—	—	—	—%	—	(0.8)	0.8	100%
Employee stock purchase plan	0.9	0.7	0.2	29%	2.7	2.1	0.6	29%
Total share-based compensation expense	$41.0	$39.1	$1.9	5%	$118.3	$108.7	$9.6	9%
The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025			2026	2025
Cost of sales	$1.1	$0.9	$0.2	22%	$3.1	$2.8	$0.3	11%
Research and development	11.1	8.4	2.7	32%	27.4	23.4	4.0	17%
Selling, general, and administrative	28.8	29.8	(1.0)	(3)%	87.8	82.5	5.3	6%
Total share-based compensation expense	$41.0	$39.1	$1.9	5%	$118.3	$108.7	$9.6	9%
Interest Income
Interest income was $33.7 million and $46.4 million for the three months ended September 30, 2026 and 2025, respectively, and was $107.0 million and $148.8 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in interest income in both periods was primarily due to a decrease in marketable investments due to the sale of securities to fund our three accelerated share repurchase agreements with Citibank, N.A. (Citi): two agreements executed in March 2026 (the March 2026 ASRs) and one agreement executed in September 2026 (the September 2026 ASR).
Other Income, Net
Other income, net was $34.2 million and $6.1 million for the three months ended September 30, 2026 and 2025, respectively, and was $1.2 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively. The changes in both periods were primarily due to net realized and unrealized gains and losses on equity securities. See Note 3—Investments and Note 4—Fair Value Measurements to our consolidated financial statements.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2026 and 2025 was $197.3 million and $299.5 million, respectively. Our effective income tax rate (ETR) for the nine months ended September 30, 2026 and 2025 was 19 percent and 24 percent, respectively. Our ETR for the nine months ended September 30, 2026 decreased compared to our ETR for the nine months ended September 30, 2025, primarily due to increased excess tax benefits from share-based compensation, partially offset by nondeductible IPR&D expense related to the acquisition of Thymmune.
Share Repurchases
In July 2025, our Board of Directors (Board) approved a share repurchase program authorizing up to $1.0 billion in aggregate repurchases of our common stock. Subsequently, in March 2026, our Board approved a share repurchase program authorizing up to $2.0 billion in aggregate repurchases of our common stock. Under these share repurchase program authorizations, we executed a combination of accelerated share repurchases and Rule 10b5-1 trading plan repurchases. As of September 30, 2026, we had fully utilized the $3.0 billion authorized under the share repurchase programs approved by our Board in July 2025 and March 2026.
On October 21, 2026, our Board approved a share repurchase program authorizing up to $2.0 billion in aggregate repurchases of our common stock (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract) through October 21, 2027.

40	United Therapeutics, a public benefit corporation

Part I. Financial Information
See Note 9—Stockholders’ Equity—Share Repurchases, to our consolidated financial statements.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable, and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty, and we may seek other forms of financing. In April 2025, we entered into a credit agreement (the 2025 Credit Agreement), which provides for an unsecured revolving credit facility of up to $2.5 billion. Our outstanding balance under the 2025 Credit Agreement, which matures in 2031, was zero as of September 30, 2026. See Unsecured Revolving Credit Facilities below for further details. In October 2026, we received $185.0 million from Liquidia under the Settlement Agreement. Liquidia is obligated to pay us an additional $145.4 million in two equal installments in the first half of 2027. On November 3, 2026, we entered into the Arena Amendment and made the required payment of $525.0 million to Arena, which we funded from cash on hand.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	September 30, 2026	December 31, 2025	Dollar Change	Percentage Change
Cash and cash equivalents	$1,188.9	$1,557.1	$(368.2)	(24)%
Marketable investments—current	879.0	1,363.2	(484.2)	(36)%
Marketable investments—non-current	1,467.8	1,776.7	(308.9)	(17)%
Total cash and cash equivalents and marketable investments	$3,535.7	$4,697.0	$(1,161.3)	(25)%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025
Net cash provided by operating activities	$1,083.4	$1,215.0	$(131.6)	(11)%
Net cash provided by (used in) investing activities	$320.6	$(323.7)	$644.3	199%
Net cash used in financing activities	$(1,772.2)	$(1,248.4)	$(523.8)	(42)%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, and tax-related payables and receivables.
The decrease of $131.6 million in net cash provided by operating activities for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an upfront cash payment for the acquisition of Thymmune; partially offset by an increase in net cash received due to growth in sales of our commercial products.
Investing Activities
The increase of $644.3 million in net cash provided by investing activities for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a $1.6 billion decrease in cash used to purchase marketable investments; partially offset by a $904.7 million decrease in cash provided by maturities and sales of marketable investments.
Financing Activities
The increase of $523.8 million in net cash used in financing activities for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a $1.0 billion increase in cash used to repurchase our common stock; partially offset by: (1) a net $300.0 million decrease in cash used for our line of credit; and (2) a $207.1 million increase in proceeds from the exercise of stock options.

Quarterly Report	41

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
On April 25, 2025, we terminated the 2022 Credit Agreement and entered into the 2025 Credit Agreement, which provides for an unsecured revolving credit facility of up to $2.5 billion in the aggregate. On April 25, 2025, we borrowed $200.0 million under the 2025 Credit Agreement and used the proceeds to repay all outstanding indebtedness under the 2022 Credit Agreement in connection with its termination. During the second quarter of 2025, we repaid the remaining $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of June 30, 2025. Our aggregate outstanding debt balance remained zero as of September 30, 2026. Refer to Note 7—Debt—2025 Credit Agreement to our consolidated financial statements.
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
Item 4. Controls and Procedures
Based on their evaluation, as of September 30, 2026, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
Sales of our treprostinil-based therapies — Tyvaso DPI, Nebulized Tyvaso, Remodulin, and Orenitram — comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. Pricing pressure as a result of competitive challenges, the IRA, MFN policies, and other drug price reduction initiatives could also have a material adverse impact on our net revenues. The availability of generic versions of our products and the approval and launch of new competitive therapies have negatively impacted our revenues, and these and additional products launched in the future may continue to do so. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if demand for our Tyvaso products does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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

Quarterly Report	43

Part II. Other Information
We may not compete successfully with established or newly developed drugs or products.
Competition could negatively impact our operating results. We compete with well-established drug companies for market share, as well as, among other areas, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants, and third-party collaborators. Some of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution, and technical resources, and a larger number of approved products, than we do. Some of these competitors also possess greater experience in areas critical to our success, such as research and development, clinical trials, sales and marketing, and regulatory matters.
Numerous treatments compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. The availability of generic treprostinil injection in the United States could materially impact our revenues, and generic competition materially impacted our Remodulin revenues outside the United States. A generic version of Uptravi could launch as soon as 2027 for treatment of PAH, which would compete with ralinepag extended-release tablets (if approved). Our competitors are also developing numerous new products that may compete with ours, including products intended to treat PAH and/or PH-ILD. For example, Merck commercially launched Winrevair (sotatercept-csrk) in the United States shortly after FDA approval in March 2024, which competes with our treprostinil-based products. In June 2025 Liquidia launched U.S. sales of Yutrepia for PAH and PH-ILD, which now competes with our treprostinil-based products, but pursuant to the October 2026 Settlement Agreement, Liquidia is required to file with the FDA an amendment to its new drug application for Yutrepia to remove the PH-ILD indication and references to PH-ILD from the product’s labeling. Additional treatments, such as Insmed Incorporated’s TPIP and Liquidia’s L606, are in late-stage clinical trials for treatment of PAH, IPF, and/or PH-ILD. Competition from the products that have launched to date has adversely affected our treprostinil-based product revenues, and competition from these and any future approved products could materially adversely affect our revenues. There are also three branded and two generic therapies approved for the treatment of IPF, including Boehringer Ingelheim’s Jascayd® (nerandomilast), which was approved by the FDA in October 2025 for the treatment of IPF, and later for the treatment of PPF. A wide variety of additional therapies are being developed by other companies for the treatment of IPF, including admilparant, for which Bristol Myers Squibb announced positive phase 3 trial results. Existing and future approved IPF and PPF therapies would compete with Nebulized Tyvaso if it is approved for these indications, and any other products we may ultimately develop for the treatment of IPF and PPF. The introduction of lower-priced competing products may reduce both the price that we are able to charge for our products and the volume of products we sell.
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
The commercial success of our products depends, in significant part, on coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A reduction in the availability or extent of reimbursement from domestic or foreign government healthcare programs could have a material adverse effect on our business and results of our operations. Government and commercial payers are increasingly attempting to limit the price of medicinal products and frequently challenge the pricing of new or expensive drugs. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, and profit control. Financial pressures may cause United States government payers and/or private health insurers to implement policies that would reduce reimbursement rates for our products, limit future price increases, cap reimbursement rates for pharmaceuticals to rates paid internationally, require the automatic substitution of generic products, demand more rigorous requirements for initial coverage for new products, implement step therapy policies that require patients to try other medicines, including generic products, before using our products, or take other similar steps that could make it more difficult for patients to access our products. See, for example, the discussion of the IRA and the final GLOBE and proposed GUARD models in the risk factor below entitled Government healthcare reform and other reforms could adversely affect our revenue, costs, and results of operations.
Our prostacyclin analogue products (Tyvaso DPI, Nebulized Tyvaso, Remodulin, and Orenitram) and our oncology product (Unituxin) are expensive therapies. Specialty pharmacy distributors may not be able to obtain adequate reimbursement for our products from commercial and government payers to motivate them to support our products. Third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse treatment costs, such as the use of cost-effectiveness research or value-based payment contracts. Third-party payers often encourage the use of less-expensive generic alternative therapies, which materially impacted our Adcirca revenues and which may materially impact our Remodulin revenues and revenues from our other products if and when generic competitors come to market (such as the potential impact of the anticipated launch of generic versions of Uptravi on ralinepag). Similarly, pricing and rebating strategies for competitive therapies could put pressure on us to reduce the prices of our products and/or offer increased rebates to third-party payers. If commercial or government payers do not cover our products or limit payment rates, patients and physicians could choose competing products or products with lower out-of-pocket costs.

44	United Therapeutics, a public benefit corporation

Part II. Other Information
We have submitted an sNDA to the FDA seeking approval to add IPF to the labeled indications for Nebulized Tyvaso, based on the successful TETON-1 and TETON-2 results. Following any FDA approval, we then plan to submit a request to the Durable Medical Equipment Medicare Administrative Contractors (DME MACs) to revise the local coverage determination (LCD) that governs Medicare Part B coverage for Nebulized Tyvaso, to allow coverage for the use of Nebulized Tyvaso for the new IPF indication. DME MACs have significant discretion with respect to the overall timing to update the LCD; once the process is initiated, it could take well over a year to complete. Until such time as the LCD is updated, we expect revenues generated by sales of Nebulized Tyvaso for the new IPF indication could be limited, since we believe that most U.S. IPF patients are Medicare beneficiaries.
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

Quarterly Report	45

Part II. Other Information
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
•Regulatory agencies may not be able to timely inspect our facilities, or those of our third-party manufacturers, which could delay necessary regulatory approvals for our products.
•Regulatory agencies may identify deficiencies when they inspect our facilities or those of our third-party manufacturers. For example, an FDA cGMP inspection of the facility of our sole-source supplier of ralinepag API, ScinoPharm, is currently classified as OAI by the FDA, which could result in delays in obtaining necessary regulatory approvals for our products.
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
•We are closely monitoring global military conflicts including those involving Iran, Israel, and Ukraine. Although we do not directly source any raw materials or consumables from the directly impacted countries, our international suppliers and service providers in these regions could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries. For example, high grade plastics, which are used ubiquitously in the pharmaceutical and biotech industry, rely heavily on the supply of petroleum. Although we have not observed supply issues, continued conflict in the Middle East constraining petroleum supply could evolve into shortages that impede our ability to manufacture our products.
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
•In 2024 we completed a DPF facility to produce our xenotransplantation products for human clinical studies. This facility houses gene-edited pigs in a highly controlled containment environment. This facility is a first of its kind, and unforeseen operational issues or disease outbreak amongst its herd could significantly impact the clinical development timelines for our xenotransplantation products. In August and October 2026, we completed construction of two additional DPF facilities to mitigate operational risk and increase capacity for commercial products. We will need to construct additional DPF facilities at significant expense to support the development and commercialization of our xenotransplantation products. If

46	United Therapeutics, a public benefit corporation

Part II. Other Information
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
Any of these factors could disrupt sales of our commercial products, delay clinical trials or approval or commercialization of new products, result in product liability claims and product recalls, and entail higher costs or lost revenues. Interruptions in our manufacturing process could be significant given the length of time and complexity involved in obtaining necessary regulatory approvals for alternative arrangements, through either third parties or internal manufacturing processes.
We rely in part on third parties to perform activities that are critical to our business.
Third parties assist us in activities critical to our operations, such as: (1) manufacturing our clinical and commercial products; (2) conducting clinical trials, preclinical studies, and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance and product complaint activities, including processing and reporting of adverse effects data (including adverse events and product complaints); (5) manufacturing and obtaining regulatory approvals for the devices used to administer our drugs; and (6) marketing and distributing our products. Any disruption in the ability of third parties to continue to perform these critical activities could materially adversely impact our business and results of operations. Any change in service providers could interrupt the manufacture and distribution of our products and services, and impede the progress of our clinical trials, commercial launch plans, and related revenues.
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
We also rely on various sole-source suppliers for manufacturing activities related to ralinepag, including Corden Pharma GmbH as the sole manufacturer of finished ralinepag extended-release tablets and ScinoPharm as the sole supplier of ralinepag API. We are in the process of qualifying our Silver Spring facility to produce our primary commercial supply of ralinepag API, and our Research Triangle Park facility to produce our primary commercial supply of ralinepag extended-release tablets, if and when oral ralinepag is approved by the FDA. These efforts could be unsuccessful or take longer or cost more than we anticipate, in which case we may be more reliant on our existing third-party contract manufacturers. In addition, any quality issues with either of these suppliers, or any other third party involved in the manufacture and testing of ralinepag, could prevent or delay FDA approval of ralinepag. An FDA cGMP inspection of ScinoPharm’s facility is currently classified by the FDA as “Official Action Indicated” as a result of cGMP deficiencies. If these deficiencies are not timely resolved to the FDA’s satisfaction, or if ScinoPharm fails to pass a reinspection or pre-approval inspection, the FDA may issue a CRL with respect to our ralinepag NDA, thereby delaying any potential approval and launch of ralinepag extended-release tablets.
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

Quarterly Report	47

Part II. Other Information
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

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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
Among other developments, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to bring more transparency to drug pricing; reduce the cost of prescription drugs under government payer programs; review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs.
The IRA was enacted in 2022. Among other obligations, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Medicare Part D coverage gap discount program with a new manufacturer discounting program (beginning in 2025). The U.S. Centers for Medicare & Medicaid Services (CMS) has published the negotiated prices

Quarterly Report	49

Part II. Other Information
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
Under the Medicare Part D manufacturer discounting program that became effective January 1, 2025 pursuant to the IRA, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which was $2,000 in 2025 and is $2,100 in 2026). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified small manufacturers.” In April 2024, CMS informed us that we are deemed a specified small manufacturer.
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
The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. On the one hand, the Trump administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as MFN pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing regulatory pathways to impose drug pricing policies. CMS proposed two mandatory Center for Medicare and Medicaid Innovation drug payment models in December 2025, referred to as GLOBE, for Medicare Part B, and GUARD, for Medicare Part D. GLOBE, and, if finalized and adopted, GUARD, implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on MFN pricing. CMS published the GLOBE final rule on October 2, 2026, with an effective date of November 30, 2026 and a model launch date of January 1, 2027. Based on our understanding of the final GLOBE rule, we do not believe our current commercial products meet the criteria for inclusion in the GLOBE model. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market. The Trump administration policies are likely to have a significant negative impact on the pharmaceutical industry and may negatively affect our ability to receive revenues from sales of our commercial products. Even regulatory proposals or executive actions that ultimately are deemed unlawful or otherwise repealed could negatively impact the U.S. pharmaceutical sector and our business.
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

50	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	51

Part II. Other Information
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

52	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	53

Part II. Other Information
not infringe our patents. In addition, patent laws of foreign jurisdictions may not protect our patent rights to the same extent as the United States’ laws.
Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, inter partes reviews, post-grant reviews, and interference proceedings, before the U.S. Patent and Trademark Office or other applicable patent filing offices, or other means.
Patent litigation has been, and may continue to be, time consuming, distracting, and costly, and the outcome may be difficult to predict and unfavorable to us. We have not always prevailed in the defense of our patents, and if we are unsuccessful in the defense of our remaining patents, our business could be negatively impacted.
We also rely on trade secrets to protect our proprietary know-how and other confidential technological advances. Our confidentiality agreements with our employees and others to whom we disclose trade secrets and confidential information may not necessarily prevent our trade secrets from being used or disclosed without our authorization, as we allege happened in our lawsuit against Dr. Roscigno. These agreements may be difficult, time-consuming, and expensive to enforce or may not provide an adequate remedy in the event of unauthorized disclosure. If our trade secrets were lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us, and our business and competitive position could be harmed.
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
We are increasingly dependent on information technology systems and infrastructure, much of which is outsourced to third parties including in cloud-based platforms. We collect, store, and use sensitive or confidential data, including intellectual property, our proprietary business information and that of our suppliers, patients, healthcare providers, and business partners, and personally identifiable information. In 2024, we launched a new patient relations program, United Therapeutics Cares, which has increased our access to sensitive information about our patients. Actual or alleged cybersecurity incidents, including those caused by employee error, malfeasance, system failures, malware, ransomware, viruses, distributed denial of service attacks, credential harvesting, social engineering, and other forms of unauthorized access or disclosure to, or disrupting the operation of, our networks and systems or those of our customers, suppliers, vendors, and other service providers, can cause the loss, destruction, or unauthorized access or disclosure of data, including personal information of employees or confidential or proprietary information, disruption of our manufacturing and other operations, and damage to our reputation and competitive position, any of which could be costly to address and remediate and adversely affect our business, financial condition, or results of operations. We are also subject to laws and regulations in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Therefore, cybersecurity incidents could expose us to significant civil and/or criminal penalties, as well as private litigation, all of which could adversely affect our business, financial condition, or results of operations.
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

54	United Therapeutics, a public benefit corporation

Part II. Other Information
Risks Related to Our Financing Capacity, Indebtedness, and Investments
If we need additional financing and cannot obtain it, our product development and sales efforts may be limited.
We may be required to seek additional sources of financing to meet unplanned or planned expenditures. Unplanned expenditures could be significant and may result from necessary modifications to product development plans or product offerings in response to difficulties encountered with clinical trials. We may also face unexpected costs in preparing products for commercial sale, or in maintaining sales levels of our currently marketed therapeutic products. Our 2025 Credit Agreement contains affirmative and negative covenants that, among other provisions, limit our ability to incur additional indebtedness. If we are unable to obtain additional funding on commercially reasonable terms or at all, we may be compelled to delay clinical studies, curtail operations, or obtain funds through collaborative arrangements that may require us to relinquish rights to certain products or potential markets.
Our portfolio of investments is subject to market, interest, operational, and credit risk that may reduce its value.
We maintain a portfolio of investments that includes: (1) government and corporate debt securities; (2) strategic investments in publicly traded equity securities; and (3) strategic equity investments in privately held companies. These investments are subject to general economic conditions, volatility in the financial marketplace, market- and industry-wide dynamics, the current elevated interest rate environment and changes in interest rates, industry- and company-specific developments impacting the business, prospects, and credit ratings of the issuer of the securities, and other factors, each of which has affected, and may in the future affect, the income that we receive from our investments, the net realizable value of our investments, and our ability to sell them. These factors have caused, and could in the future cause, us to: (a) experience a decline in our investment income; (b) record impairment charges to reduce the carrying value of our investment portfolio; or (c) sell investments for less than our acquisition cost; each of which in turn could negatively impact our liquidity and our earnings. Our efforts to mitigate these risks through diversification of our investments and monitoring of our portfolio’s overall risk profile may not be successful and the value of our investments may decline. The privately held companies we have invested in may be particularly susceptible to the factors described above as these companies are typically in the early stages of developing technologies or products that may never materialize, which could result in a loss of all or a substantial part of our investment in these companies.
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

Quarterly Report	55

Part II. Other Information
•announcements regarding litigation matters;
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
Provisions of Delaware law, our charter, bylaws and employment and license agreements, among other factors, could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.
Certain provisions of Delaware law, our restated certificate of incorporation, and bylaws may prevent, delay, or discourage a merger, tender offer, or proxy contest; the assumption of control by a holder of a large block of our securities; and/or the replacement or removal of current management by our shareholders. For example, as a result of our conversion to a PBC, our Board is required to consider and balance the financial interests of shareholders, the interests of stakeholders materially affected by our conduct, and the pursuit of our specific public benefit purpose when evaluating takeover offers. This requirement of Delaware law, and the paucity of judicial interpretation of this requirement of Delaware law, may make our company a less attractive takeover target than a traditional for-profit corporation.
Non-competition and all other restrictive covenants in most of our employment agreements will terminate upon a change of control that is not approved by our Board. Similarly, a change of control, under certain circumstances, could accelerate the vesting of outstanding stock options and restricted stock units. Any increase in our stock price resulting from the announcement of a change of control, and our broad-based change of control severance program, under which our employees may be entitled to severance benefits if they are terminated without cause (or they terminate their employment for good reason) following a change of control, could make an acquisition of our company significantly more expensive to the purchaser.
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

56	United Therapeutics, a public benefit corporation

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	—	$500,000,000
August 1, 2026 - August 31, 2026(1)	240,401	536.06	240,401	487,792,765
September 1, 2026 - September 30, 2026(2)	739,993	492.61	739,993	—
Total	980,394	$532.63	980,394	$—
(1)As announced on March 9, 2026, our Board approved a share repurchase program authorizing up to $2.0 billion in aggregate repurchases of our common stock, which program expires on March 9, 2027. Pursuant to this authorization, we entered into the March 2026 ASRs, comprised of a $750.0 million uncollared share repurchase agreement and a $750.0 million collared share repurchase agreement (the March 2026 Collared ASR), with Citi to repurchase approximately $1.5 billion of our common stock. The final settlement of the March 2026 Collared ASR occurred in August 2026, and we received 215,948 shares of our common

Quarterly Report	57

Part II. Other Information
stock upon settlement. The average price paid per share over the term of the March 2026 Collared ASR was approximately $540.23, calculated by dividing the $750.0 million aggregate purchase price by the total of 1,388,287 shares of our common stock repurchased under the agreement. The final number of shares that we ultimately repurchased pursuant to the March 2026 Collared ASR was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to a collar provision establishing the minimum and maximum share amounts and other adjustments pursuant to the terms and conditions of the March 2026 Collared ASR. In addition, under a Rule 10b5-1 trading plan, we repurchased 24,453 shares in August 2026 at a weighted-average price of $499.21 per share. The average price paid per share of $536.06 in the table reflects the final weighted-average price under the March 2026 Collared ASR and the weighted-average price under the Rule 10b5-1 trading plan, in each case weighted by the respective number of shares received or repurchased in August.
(2)Under the existing Rule 10b5-1 trading plan, we repurchased 20,617 shares in September 2026 at a weighted-average price of $492.61 per share for approximately $10.2 million. Subsequently, on September 8, 2026, we announced that we utilized the remainder of the previously announced $2.0 billion share repurchase authorization and entered into the September 2026 ASR with Citi to repurchase approximately $477.6 million of our common stock. We made an aggregate upfront payment of $477.6 million to Citi and received an initial delivery of 719,376 shares of our common stock on September 10, 2026, representing approximately 75 percent of the total shares that would be repurchased under the September 2026 ASR, measured based on the closing price of our common stock on September 8, 2026. The total number of shares ultimately repurchased pursuant to the September 2026 ASR, and the average price paid per share, will be determined upon final settlement and will be based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the September 2026 ASR. At the final settlement of the September 2026 ASR, we may be entitled to receive additional shares of our common stock, or, under certain limited circumstances, be required to make an additional cash payment to Citi or, if we so elect, deliver shares of our common stock to Citi. The final settlement of the September 2026 ASR is expected to occur in the fourth quarter of 2026. The average price paid per share in the table excludes the 719,376 initial shares received under the September 2026 ASR because the final weighted-average price under that ASR is not yet determinable.
Item 5. Other Information
(a)    Entry into License Agreement Amendment
On November 3, 2026 (the Amendment Effective Date), we entered into the Arena Amendment, which amends the Exclusive License Agreement, dated November 15, 2018 (the License Agreement), with Arena. Under the License Agreement, we hold exclusive rights to develop, manufacture, and commercialize ralinepag.
In exchange for these rights, we agreed to pay Arena (1) an upfront payment of $800.0 million, which was paid on January 24, 2019; (2) a one-time milestone payment of $250.0 million upon the first marketing approval, if any, in the United States of an inhaled version of ralinepag to treat pulmonary arterial hypertension; (3) a one-time milestone payment of $150.0 million upon the first marketing approval, if any, in any of Japan, France, Italy, the United Kingdom, Spain, or Germany of an oral version of ralinepag for any indication; and (4) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third-party license payments.
Under the Arena Amendment, we paid Arena a lump-sum, non-refundable payment of $525.0 million on the Amendment Effective Date (the Royalty Substitution Payment) in exchange for the elimination of our obligation to pay royalties on net sales of any product containing ralinepag, including, if approved, ralinepag extended-release tablets and ralinepag DPI. Milestone payment obligations remain in place.
We expect to recognize the $525.0 million Royalty Substitution Payment as research and development expense, during the fourth quarter of 2026.
The foregoing description of the Arena Amendment does not purport to be complete and is qualified in its entirety by reference to the Arena Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
(c)    Trading Plans
During the three months ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

58	United Therapeutics, a public benefit corporation

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 1, 2021
3.2	Eleventh Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2026
4.1	Reference is made to Exhibits 3.1 and 3.2
10.1*+	Amendment to Exclusive License Agreement, dated as of November 3, 2026 by and between Arena Pharmaceuticals, Inc. and the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed with the SEC on November 4, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (2) our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2026 and 2025; (3) our Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2026 and 2025; (4) our Consolidated Statements of Stockholders’ Equity for the three- and nine-month periods ended September 30, 2026 and 2025; (5) our Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2026 and 2025; and (6) the Notes to our Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document)
+    Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it is both not material and the type that the Registrant treats as private or confidential.
*    Filed herewith.
**    Furnished herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.

Quarterly Report	59

Part II. Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

November 4, 2026	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

60	United Therapeutics, a public benefit corporation